Form 10KSB
period 2006-10-31
American Antiquities, Inc.
filed 2007-06-27
CIK 1346973

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: October 31, 2006
                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number:       333-130446

AMERICAN ANTIQUITIES, INC.
(Exact name of Small Business Issuer in its charter)


ILLINOIS                         20-3191557
  (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization           Identification No.)

2531 Jackson Road, Suite 177
Ann Arbor, Michigan                 48103
 (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code:  734-645-8546


Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act   [   ]

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

The Corporation's revenues for its most recent fiscal year were $0.00 As of October 31, 2006, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of October 31, 2006 and May 31, 2007 was 6,500,000 and
9,980,500 shares of its $.001 par value common stock, respectively.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

PART I
ITEM 1.    BUSINESS

We were organized under the laws of the State of Illinois on June 6, 2005. We have not yet begun operations. We plan to purchase antiques and collectible items for resale, accept items on consignment, and to sell items through various auctions and internet websites. We will purchase any item which we believe we can make a reasonable profit on resale. These items may include, but are not limited to:

   -  furniture;
   -  vehicles;
   -  jewelry;
   -  art;
   -  collectible glass;
   -  antique toys;
   -  china;
   -  silverware;
   -  antique clocks
   -  stamps; and
   -  coins

We intend to use other already existing websites to post auctions. We do not plan to have any physical retail stores but may use stores owned or operated by others for placement of various purchases and consignments.

We intend to:
     1. make purchases for resale:
Purchases may be made from estate sales, trade shows or directly from private parties. These items may be resold in the following ways:

   -   resold at trade shows
   - utilizing our customer database which is to be developed after our business is operational.
   -   wholesaled to retail outlets
   -   through the use of various internet websites.

     2. accept consignments for sale:
Consignments may be obtained from estate sales, trade shows or directly from private parties. These items may be resold in the following ways:
   -   resold at trade shows
   -   utilizing our customer mailing list
   -   wholesaled to retail outlets
   -   through the use of various internet websites.

     3. make purchases for auction:
Purchases may be made in order to be sold in various auction formats. Live auctions and online auctions using:
-  Ebay,
-  Yahoo,
-  TIAS, an antiques and collectibles website,
-  NAA Live, the National Auctioneers Association website,
- or other applicable web applications catering to the auction industry will be utilized.

     4. accept consignments for auction:
Consignments may be sold using various auction formats. Live auctions and online auctions using Ebay, Yahoo, TIAS, NAA Live or other applicable web applications catering to the auction industry will be utilized.

     5.  attend Trade Shows and make exhibits:
As the opportunity presents itself, American Antiquities plans to attend and exhibit whatever inventory it may have at that time. In addition, trade shows may be used as a means to buy, sell, solicit consignments, and to obtain customers.

We will not purchase items from, or sell items to, officers or companies in which the officers are affiliated.

Distribution

If the items are sold through a live auction, the items will be distributed at the auction site after the purchasers make payment.
 If the items are sold through an online auction, distribution will be made via US mail, Federal Express, UPS or other carrier after payment for the item is received from the winning bidder.

Suppliers

American Antiquities does not yet have any current or expected principal suppliers.

Patents, trademarks or licenses

American Antiquities does not have any patents, trademarks or licenses.

Customers

American Antiquities does not expect to be dependent on a few major customers.

Revenues

Our revenues will be derived from identifying undervalued items that can be purchased at below retail prices and resold for a profit and from receipt of a percentage, yet to be determined, of any consignment sales. We shall receive revenues from 10%-30% of the sales price of
the item consigned.   The percentage is dependent on the value of the
item consigned.

Marketing Strategy

Key elements of our marketing strategy are as follows;

     Customer Marketing Plan: We plan to develop a database of collectors, dealers and museums who seek to add to and/or dispose of their collections. We anticipate initial marketing costs of $10,000 to create a database of contacts and to send direct mail marketing campaigns to those contacts. This database will allow us to perform targeted follow-ups and help to market future items to buyers as well as to assist us in finding new sellers. After initial contact with potential customers, we will identify their specific needs and determine how we are able to serve them in the most appropriate manner.

     Sales Strategy: We estimate the annual costs of these activities will be approximately $4,000. These funds will be used for fees directly associated with the marketing and sale of consigned items.

The various items owned by American Antiquities, Inc., will not be surcharged the customary auction consignment fees, but all other normal marketing charges such as design, set up, advertising and printing related fees will apply to any items sold by us. The auction consignment fees we will receive will be directly proportional to the value of the assigned items and will range from as low as 10% to as high as 30% of the price realized for the items auction.

     Internet: We estimate the monthly costs of these activities to be approximately $300. Monthly internet expenses are comprised of commission fees, listing fees and web site hosting fees. These fees will vary, depending on the cost of the items, the specific web sites used and the number of items listed. These costs will be passed to the consignor(s) of the items we offer on the various auction sites. These costs will be the same whether an item is consigned or we own the items.

     Establish Procedures: We plan to develop a centralized system to audit sales and receipts of consigned items, accounts payable, accounts receivable, inventory and payroll. We estimate the cost of this activity to be approximately $1,000. Most of the funds will be used to purchase software to perform these functions.

     Development of Website: If the volume warrants, we will initiate our own internet website. This would be done to advertise our auctions and to solicit new customers.

The home page would include the following links:
   - relevant company information such as phone numbers and personal contacts
   -  current auctions
   -  past auctions and highlights
   -  items available for direct sale
   -  links to other useful resources
   - links to research of specific antiquities and collectibles fields.

We anticipate developing our plan for the next twelve months using a combination of minimum proceeds of the offering and the cash flow generated from sales and commissions. Additional funds raised beyond the minimum proceeds will be for the acquisition of selected inventory.

Taxes

Various states are increasingly seeking to impose sales or use taxes on inter-state mail order sales and are aggressivelyauditing sales tax returns of mail order businesses. Complex legal issues arise in these areas, relating, among other things, to the required nexus of a business with a particular state, which may permit the staet to require a business to collect such taxes. At the present time, we are not aware of any states in which we may operate who would impose sales taxes on our transactions. Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax authorities on our finanical condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the state in which we will conduct our operations. All of the factors cited above may nagetively affect our financial condition and results of operations in the future. Any such impact cannot currenty be quantified.

Competitition

The antiques and collectibles industries are highly fragmented and competitive. In addition to other antiques and collectibles retailers, we will compete with antiques stores, mid-to-upscale department stores, gift stores, TV shopping, and collectors clubs. We may even, in certain cases, compete with the owners of the licensed products who sell products through their own stores and other marketing channels.

All of our competitors are larger and have substantially greater financial, marketing and other resources than us. We will compete on the basis of customer preference and availability of desirable products.

Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the collectibles industry, which could change the competitive dynamics of the industry. Because retailers of collectibles generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant. Therefore, there can be no assurance that additional participants will not enter the preliminary activities. We have not commenced operations. We are new, have no operating history and, therefore, will have difficulty
competing with established companies.   There are numerous competitors
that are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. Even if the maximum number of shares is sold, we will be at a competitive disadvantage to firms that are already established. We cannot expect to be a significant participant in the market for antiques and collectibles within the foreseeable future.

Governmental Regulation

There are no governmental regulations regarding aucitions or licenses that are required to conduct auctions in the state of Michigan, where all day to day operations will take place.

Employees

We presently have no full-time employees and no part-time employee. We have entered into oral employment agreements with our officers to commence after completion of this offering. Pursuant to these verbal agreements, the officers will be compensated $1,500 per month commencing on the August 11, 2006. The term of the verbal agreements is at will. There are no other material terms to the verbal agreements.

Reports to Security Holders

We file the necessary quarterly and other reports with the Securities and Exchange Commission. Although we are not required to deliver our annual or quarterly reports to security holders, we would be pleased to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street, NE, Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public
Reference Section of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, at prescribed rates.

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES.

Our principal office is located at 2531 Jackson Road, Suite #177, Ann Arbor, Michigan 48103, with a rental rate of $50 per month on a month to month basis under an oral lease commencing June 1, 2005. This office space consists of approximately 300 square feet in a room in the home of Joseph A. Merkel, an officer and director and will be used exclusively for our operations. Additionally, an auxiliary company office utilized primarily for administrative activities is located at 1085 Cambridge Drive, Buffalo Grove, Illinois 60089 consisting of 300 square feet. This space is leased to Kevin T. Quinlan, an officer and director by John and Ann Quinlan, his parents and is subleased to American Antiquities on a month-to-month basis under an oral lease for $50 per month commencing June 1, 2005. We believe that these offices will be sufficient for us during at least the next twelve months.


ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended October 31, 2006, no matters were submitted to a vote of American Antiquities, Inc. security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Our common A shares are not traded on the NASD over-the-counter bulletin board or on the "pink sheets". We have engaged a market-maker to apply for our securities to be quoted on the OTC Bulletin Board. The process may take several months. A quotation on the OTC Bulletin Board may have on a positive affect on the liquidity of your American Antiquities common A shares.

The Corporation has never paid any cash dividends nor does it intend, at this time, to make any cash distributions to its shareholders as dividends in the near future.

As of May 31, 2007, the number of holders of Corporation's common stock is 68.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(17,677). In addition, we have no revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations. We will need a minimum of $50,000 over the next twelve months to commence and continue operations. Failure to secure such financing or alternatively, to raise additional debt or equity capital in the next twelve months and to develop our revenue base may result in American Antiquities depleting our available funds and not being able pay our obligations. There can be no assurance that we could be able to continue our business plan.

Demand for American Antiquities' future products will be dependent on, among other things, market acceptance of our proposed operations and general economic conditions that are cyclical in nature. Inasmuch as all of our activities are the revenues generated from the sale of antiques and collectibles, American Antiquities' business operations may be adversely affected by changing consumer tastes, competitors and prolonged recessionary periods.

We expect our profits will be generated by identifying undervalued items that can be purchased at below retail prices and resold for a profit.

Capital and Source of Liquidity.

For the year ended October 31, 2006, American Antiquities had deferred offering costs of $28,500 resulting in net cash used by financing activities of $28,500.

Since inception (June 6, 2005) through October 31, 2005, American Antiquities had cash of $39,000 obtained through purchases of 6,500,000 common A shares by Joseph A. Merkel and Kevin T. Quinlan, officers and directors and a relative of Kevin T. Quinlan. Additionally, American Antiquities had deferred offering costs of $7,750. As a result, American Antiquities had net cash provided by financing activities of $31,250.

At October 31, 2006, American Antiquities had $993 cash available.

Our internal and external sources of liquidity have included the issuance of common shares for cash, goods and services and cash generated from advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.

We will rely on revenues, sales of our common shares, additional issuances of common shares for services and advances from our officers and directors to fund our current operations.

In the event we are not successful in obtaining additional financing, it may take considerably longer to successfully establish a market for our products, delay our ability to establish a market, or we may not be successful at all.

Results of Operations

We are a development stage company that has not commenced operations. For the year ended October 31, 2006, we did not receive any revenue and had operating expenses of $16,472. Comparatively, for the period from inception to October 31, 2005, we did not receive any revenue and had operating expenses of $1,205. For year ended October 31, 2006 and the period from inception to October 31, 2005, these expenses consisted of the contributed services by the officers of $3,240 and $530, respectively along with rent and other general and administrative expenses of $13,232 and $675, respectively.

Plan of Operation. American Antiquities has experienced a net loss of $(16,660) and $(1,205) during its development stage for the year ended October 31, 2006 and the period from inception to October 31, 2005. In addition, American Antiquities has no significant assets or no revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of antiques and collectibles, we have not yet begun operations. We will have to seek alternative funding through advances from our officers and directors, or debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued. Officers and directors have verbally agreed to advance any funds necessary to pay offering expenses not covered by the proceeds received at each level of funding. The advances are to be repaid when sufficient revenues are obtained.

Management will pursue the following milestones in order to successfully complete our business plan.

Milestone                                       Steps                         Timeline
1.  Develop customer marketing   We plan to develop a database                3 months
      plan                       of collectors, dealers and museums who
seek to add to and/or dispose of their
collections.  We anticipate initial
marketing costs of $9,500 to create a
database of contacts and to send direct
mail marketing campaigns to those contacts.
This database will allow us to perform
targeted follow-ups and help to market
future items to buyers as well as to
assist us in finding new sellers.
After initial contact with potential
customers, we will identify their specific
needs and determine how we are able to
serve them in the most appropriate manner.

2.  Implement Sales Strategy     We estimate the annual costs of              3 months
these activities will be approximately
$4,000.  We will develop print
advertisements and internet based media
advertisements.

3.  Establish Procedures         We plan to develop a centralized system
to audit sales and receipts of consigned
items, accounts payable, accounts receivable,
inventory and payroll.  We estimate the
cost of this activity to be approximately
$1,000.  Most of the funds will be used
to purchase software to perform these
functions.

4.  Development of Website       If the volume warrants, we will initiate   6-9 months
our own internet website.  This would
be done to advertise our auctions and
to solicit new customers.

We are currently working on completing milestone 1. No one milestone needs to be complete to pursue any other milestone.

As offering funds from our recent public offering and future revenues allow, we will commence ongoing operations which include:
   - making purchases for resale and to resell such items at trade shows, retail outlets or through internet websites
   - accepting consignments for sale and resell at trade shows, to customers through mailing lists, retail outlets or through the internet
   - making purchases for auction and sell through live auctions on Ebay, Yahoo, TIAS or other web applications;
   -  accepting consignments for auction and sell on online auctions;
and
   -  attending trade shows and make exhibits.

The costs and expenses involved in pursuing our ongoing operations are variable and will be based on market conditions. There is no way to determine specific costs in advance.

We anticipate developing our plan for the next twelve months using a combination of minimum proceeds of the offering and the cash flow generated from future sales and commissions. If we do not raise sufficient funds in this offering, we will still proceed with our plan of operation on a delayed basis until alternative funding, either through officer and director advances, debt or equity funding, yet to be determined.

Recent Pronouncements. In September 2006, the FASB issued FAS 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. With limited exception, FAS 157 is to be applied prospectively.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and applies to all entities with available-for-sale and trading securities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. FAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Adoption of FAS 157 is a prerequisite for adoption of FAS 159 and the choice to early adopt needs to be made within 120 days of the beginning of the fiscal year of adoption. FAS 159 is to be applied prospectively, unless the Company chooses early adoption, in which case this Statement can be applied retrospectively from the election date. For the period in which FAS 159 is first adopted, the effect of the first remeasurement to fair value shall be recorded as a cumulative-effect adjustment to the opening balance of retained earnings.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years ending on or after November 15, 2006.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures. Joseph Merkel, the Chief Executive Officer and Kevin Quinlan, the Chief Financial Officer of the Corporation has made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended October 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of October 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of the Corporation or other factors that could significantly affect internal controls relating to the Corporation since the evaluation date.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

Board of Directors. Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at three pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE
Joseph A. Merkel                    38         CEO/Director      June 6, 2005
                                                  President        To present
Kevin T. Quinlan                    28         CFO/Director      June 6, 2005
                                                 Controller       To present

Our officers are currently contributing their time on an "as needed" basis. The officers devote approximately 15-20 hours per week until operations increase.

Business Experience of Officers and Directors

Joseph A. Merkel. Mr. Merkel has been an officer and director since June 6, 2005. From 1999 to the present, he has been president of Merkel's Auction Specialists, Inc., dba Merkel's Auctioneers and Appraisers in Michigan. As president, Mr. Merkel manages and acts, on a part time basis, as auctioneer for live, onsite auctions. Management is of the opinion that no possible conflicts of interest exist due to Mr. Merkel's position as American Antiquities does not intend to engage in any live, onsite public auctions. From 1997 to 1999, he was president and head grader of Sports Guaranty Corporation in New Jersey. As head grader, he was the primary person responsible for the grading of items. He set the standards for defining the condition of the time(s) being graded and reviewed the grading done by others who work for him. In 2000, he developed and trained the staff of SCD Authentics, a sports collectible company in Wisconsin. Since 2001, Mr. Merkel has been a full time real estate agent for Gary Lillie & Associates, Inc., a company engaged in the sales and auctioneering of real estate. Since October 2003, Mr. Merkel has been an officer of Midwest Sports Collectibles, Inc., a company in the business of buying and selling sports and non-sports collectibles. Mr. Merkel attended Michigan State University from 1985 through 1988.

Kevin T. Quinlan. Mr. Quinlan has been chief financial officer and a director of American Antiquities since June 2005. From May 1, 2006 to present, Mr. Quinlan has been working part time of Fluid Management Corporation, a management company, as a customer services representative. From December 2003 to April 30, 2006, Mr. Quinlan was employed full time as a desk manager for the Linn Group, a commodity trading and investment firm at the Chicago Board of Trade. From August 2002 to April 2003, Mr. Quinlan was a senior customer service representative for Allstate Financial, an insurance and annuity company. Mr. Quinlan graduated from Illinois State University in August 2002 with a bachelor of arts degree in history.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

   Option/SAR Grants in the Last Fiscal Year. There have not been any options /SAR grants made by American Antiquities in the last fiscal year.

   Directors Compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Corporation's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Corporation shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Illinois, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation, or served any other enterprise as director, officer or employee at the request of the Corporation. The board of directors, in its discretion, shall have the power on behalf of the Corporation to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Corporation.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Corporation, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

For the year ended October 31, 2006 and from inception to October 31, 2005, no executive compensation has been paid. The officers contributed services valued at $3,240 for the year ended October 31, 2006 and $530 for the period from June 6, 2005 (inception) to October 31, 2005. American Antiquities shall pay for the contributed services when sufficient revenues are obtained.

We have entered into oral employment agreements with our officers. Pursuant to these oral agreements, the officers will be compensated $1,500 per month commencing August 2006. The term of the oral agreements is at will. There are no other material terms to the oral agreements.

Messrs. Merkel and Quinlan, our president and treasurer each contributed services for the year ended October 31, 2006 and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2006. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

   Option/SAR Grants in the Last Fiscal Year. There have not been any options /SAR grants made by American Antiquities in the last fiscal year.

   Directors Compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 31, 2007, the number and percentage of outstanding shares of American Antiquities common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock,
(ii) each director, (iii) each named executive officer, and
(iv) all officers and directors as a group.

Name of Beneficial Owners      Common Stock             Percentage(1)
                               Beneficially Owned        Owned
Joseph A. Merkel(2)
2800 Sylvan Road
Chelsea, Michigan 48118        3,076,800                38.46%

Kevin T. Quinlan
1085 Cambridge Drive
Buffalo Grove, Illinois 60089  3,076,800                38.46%

Directors and Officers,
  as a group                   6,153,600                76.92%

Bellevue Holdings, Inc.(3)
1085 Cambridge Drive
Buffalo Grove, Illinois 60089  1,846,400                23.08%

(1) Based upon 9,980,500 issued and outstanding as of May 30, 2007.

(2) The 3,076,800 common shares are owned by Merkel's Auction
Specialists, Inc. dba Merkel's Auctioneers and Appraisers, an entity 100% controlled by Joseph A. Merkel, an officer and director.

(3) A company controlled by John T. Quinlan, father of Kevin T.
Quinlan, an officer and director of American Antiquities.

Joseph A. Merkel and Kevin T. Quinlan would be deemed to be promoters of American Antiquities.

On May 14, 2007, our president, treasurer, and another insider surrendered at total of 24,500,000 (post-split) shares of our common stock, which were initially issued during October 2005 (see Note 2). The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent. Following the surrender of the shares, the number of common shares issued and outstanding totaled 9,980,500 (post-split).

During May 2007, we declared a 5 for 1 forward split of our common stock to shareholders of record at the close of business on May 20, 2007. The number of shares issued on May 20, 2007 totaled 7,984,400 and increased the number of common shares outstanding to 9,980,500. Shares issued prior to May 20, 2007 have been retroactively restated to reflect the impact of the stock split.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 15, 2006, we issued a promissory note to Kevin Quinlan, an officer and director in exchange for $8,500. The note includes an interest payment of $1,500. The note is payable once we break escrow on our initial public offering, or 12 months from the date of the note, which ever comes first. As of October 31, 2006, $188 of the $1,500 interest charge was accrued and recorded as interest expense. The remaining interest balance will be accrued ratably through September 15, 2007, unless we break escrow on our initial public offering prior to that date, in which any remaining balance on the interest would come due immediately.

In June 2005, our Board of Directors approved the payment of $50 per month to both Messrs. Merkel and Quinlan, our president and treasurer for the use of office space. As of October 31, 2006, we owed the two officers a total of $1,150 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Messrs. Merkel and Quinlan, our president and treasurer each contributed services for the year ended October 31, 2006 and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2006.

During the period from inception through October 31, 2005, Mr. Quinlan, our treasurer, paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

During October 2005, we sold 2,500,000 shares of our common stock to Mr. Merkel, our president, for $15,000, or $.006 per share.

During October 2005, we sold 2,500,000 shares of our common stock to Mr. Quinlan, our treasurer for $15,000, or $.006 per share.

During October 2005, we sold 1,500,000 shares of our common stock to John Quinlan, a relative of Kevin Quinlan, our treasurer, for $9,000, or $.006 per share.

Director Independence.

The Corporation's Board of Directors consists of Joseph Merkel and Kevin Quinlan. Neither Joseph Merkel nor Kevin Quinlan is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended October 31, 2006, there were no transactions with related persons other than as described herein.


ITEM 13.  EXHIBITS

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $5,050, from Cordovano and Honeck LLP for the 2006 fiscal year. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSBs. No fees were billed during years prior to October 31, 2006.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cordovano and Honeck LLP for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cordovano and Honeck LLP during fiscal 2006 and 2005.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Cordovano and Honeck LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    June 18, 2007

American Antiquities, Inc.

/s/Joseph A. Merkel
------------------------------
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc.
(Registrant)

By: /s/Joseph A. Merkel                     Dated: June 18, 2007
    ----------------------
    Joseph A. Merkel
Director, Chief Executive Officer


By: /s/Kevin T. Quinlan                     Dated: June 18, 2007
    ----------------------
    Kevin T. Quinlan
Chief Financial Officer,
Controller and Director

American Antiquities, Inc.
INDEX TO FINANCIAL STATEMENTS

The following financial statements and schedules are filed as part of this report:

Report of Independent Registered Public Accounting Firm          23
Balance Sheet at October 31, 2006                                24
Statements of Operations for the year ended October 31,
2006, for the period from June 6, 2005 (inception)
through October 31, 2006, and for the period from
June 6, 2005 (inception) through October 31, 2006                25
Statement of Changes in Stockholders' Equity for the
period from June 6, 2005 (inception) through October 31, 2006 26 Statements of Cash Flows for the year ended October 31,
2006, for the period from June 6, 2005 (inception)
through October 31, 2005, and the period from June 6,
2005 (inception) through October 31, 2006                        27
Notes to Financial Statements                                    29

[Letterhead of Cordovano and Honeck LLP}



Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
American Antiquities Incorporated:


We have audited the accompanying balance sheet of American Antiquities Incorporated (a development stage company) as of October 31, 2006, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended October 31, 2006, for the period from June 6, 2005 (inception) through October 31, 2005, and for the period from June 6, 2005 (inception) through October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Antiquities Incorporated as of October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006, for the period from June 6, 2005 (inception) through October 31, 2005, and for the period from June 6, 2005 (inception) through October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history and has suffered operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck LLP
Englewood, Colorado
March 1, 2007

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                              Balance Sheets

                                                   October 31,
                                                     2006
                                                   ----------

                   Assets

Cash                                                $    993
Deferred offering costs (Note 1)                      36,250
                                                    --------
                                                    $ 37,243
                                                    ========


         Liabilities and Shareholders' Equity

Liabilities:
  Accrued liabilities                               $  2,500
  Indebtedness to related parties (Note 2)             9,838
                                                    --------
    Total liabilities                                 12,338


Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0- shares
   issued and outstanding                                  -
  Common stock, $.001 par value; 100,000,000 shares
   authorized,  6,500,000 (unaudited) and
   6,500,000 shares issued and outstanding             6,500
  Additional paid-in capital                          36,270
  Deficit accumulated during development stage       (17,865)
                                                    --------
    Total shareholders' equity                        24,905
                                                    --------
                                                    $ 37,243
                                                    ========





See accompanying notes to financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                         Statements of Operations

                                                         June 6, 2005     June 6, 2005
                                           For The       (Inception)      (Inception)
                                          Year Ended      Through           Through
                                          October 31,    October 31,       October 31,
                                             2006            2005              2006
                                          ------------    -----------      -----------
Operating expenses:
  Contributed services (Note 2)             $   3,240       $     530       $   3,770
  Rent (Note 2)                                 1,200             500           1,700
  Other general and administrative expenses    12,032             175          12,207
                                            ---------       ---------       ---------
      Loss from operations                    (16,472)         (1,205)        (17,677)

Interest expense (Note 2)                        (188)              -            (188)
                                            ---------       ---------       ---------
      Loss before income taxes                (16,660)         (1,205)        (17,865)

Income tax provision (Note 3)                       -               -               -
                                            ---------       ---------        --------
      Net loss                              $ (16,660)      $  (1,205)       $(17,865)
                                            =========       =========       =========

Basic and diluted loss per share            $   (0.00)      $   (0.00)
                                                           ==========

Weighted average number of common shares
   outstanding                              6,500,000       6,500,000
                                            =========       =========




See accompanying notes to financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
              Statement of Changes in Shareholders' Equity

                                                                 Deficit
                                                               Accumulated
                                                   Additional    During
                               Common Stock          Paid-In   Development
                            Shares     Par Value    Capital      Stage      Total
                          ----------  ----------  ----------  ----------   -------
Balance, June 6, 2005
 (inception)                       -   $    -     $     -     $     -     $      -

October 2005, common
 stock sold to founders
 and insiders,$.006 per
 share (Note 2)            6,500,000    6,500      32,500           -       39,000

Services contributed
 by officers/ directors
 (Note 2)                          -        -         530           -          530

Net loss                           -        -           -      (1,205)      (1,205)
                          ----------   ------     -------     -------     --------

Balance, October 31, 2005  6,500,000    6,500      33,030      (1,205)      38,325

Services contributed by
 by officers/directors
 (Note 2)                          -        -       3,240           -        3,240
Net loss                           -        -           -     (16,660)     (16,660)

Balance, October 31,
  2006                     6,500,000   $6,500     $36,270   $ (17,865)    $ 24,905
                          ==========   ======     =======   =========     ========





See accompanying notes to financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                         June 6, 2005    June 6, 2005
                                           For The       (Inception)      (Inception)
                                           Year Ended     Through         Through
                                         October 31,     October 31,      October 31,
                                             2006            2005            2006
                                          ------------   -----------     -------------
                                           (Unaudited)
Cash flows from operating activities:
  Net loss                                 $  (16,660)     $   (1,205)   $  (17,865)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Services contributed by officers/
     directors (Note 2)                         3,240             530         3,770
    Changes in operating assets and
     liabilities:
      Prepaid expenses                          6,000          (6,000)            -
      Accounts liabilities                        750           1,750         2,500
      Indebtedness to related parties           9,063             775         9,838
                                           ----------      ----------     ---------
    Net cash used in operating activities       2,393          (4,150)       (1,757)
                                           ----------      ----------     ---------

Cash flows from financing activities:
  Proceeds from sale of common stock                -          39,000        39,000
  Deferred offering costs                     (28,500)         (7,750)      (36,250)
                                           ----------      ----------     ---------
    Net cash provided by financing
     activities                               (28,500)        31,250          2,750
                                           ----------      ----------     ---------
    Net change in cash                        (26,107)        27,100            993

Cash, beginning of period                      27,100              -              -
                                           ----------      ----------     ---------

Cash, end of period                        $      993      $   27,100     $     993
                                           ==========      ==========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $        -      $        -     $       -
                                           ==========      ==========     =========

See accompanying notes to financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting
Policies

Nature of Organization

American Antiquities Incorporated (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Illinois on June 6, 2005. We were organized to engage in the business of purchasing items and accepting items on consignment that will be sold at auction. We intend to purchase our inventory from private individuals, through public auctions, and at estate sales. Consigned items will be sold utilizing both live and on-line auctions. Items that are purchased will be sold to private entities or at auction. We do not plan to have a physical retail store location. We have not earned any revenue since our inception, and we did not own any inventory at October 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a limited operating history and has suffered losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

During the period from inception through October 31, 2006, we have sold common stock to insiders and issued a promissory note to an officer in order to raise capital to acquire inventory and commence revenue-producing operations. However, as of October 31, 2006, we have not acquired any inventory or commenced revenue-producing operations. In the longer term, we plan to expand our inventory and operations and eventually become profitable. There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

Development Stage Company

We are in the development stage in accordance with the Financial
Accounting Standards Board's Statements of Financial Accounting
Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage Enterprises.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at October 31, 2006.

Deferred Offering Costs

We have incurred legal and accounting fees related to the preparation of our public stock offering. Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Financial Instruments

Our financial instruments consist of cash and accrued liabilities. At October 31, 2006, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments.

Earnings (Loss) per Common Share
We report loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Year-end

Our year-end is October 31.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. FAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. FAS 157 further expands disclosures about such fair value measurements. FAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. With limited exception, FAS 157 is to be applied prospectively.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 amends FAS 115 "Accounting for Certain Investments in Debt and Equity Securities", and applies to all entities with available-for-sale and trading securities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. FAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Adoption of FAS 157 is a prerequisite for adoption of FAS 159 and the choice to early adopt needs to be made within 120 days of the beginning of the fiscal year of adoption. FAS 159 is to be applied prospectively, unless the Company chooses early adoption, in which case this Statement can be applied retrospectively from the election date. For the period in which FAS 159 is first adopted, the effect of the first remeasurement to fair value shall be recorded as a cumulative-effect adjustment to the opening balance of retained earnings.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years ending on or after November 15, 2006.

(2)  Related Party Transactions

On September 15, 2006, we issued a promissory note to an officer in exchange for $8,500. The note includes an interest payment of $1,500. The note is payable once we break escrow on our initial public offering, or 12 months from the date of the note, which ever comes first. As of October 31, 2006, $188 of the $1,500 interest charge was accrued and recorded as interest expense. The remaining interest balance will be accrued ratably through September 15, 2007, unless we break escrow on our initial public offering prior to that date, in which any remaining balance on the interest would come due immediately. The note payable and related accrued interest, totaling $8,688, are included in the accompanying financial statements as "indebtedness to related parties".

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of October 31, 2006, we owed the two officers a total of $1,150 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the year ended October 31, 2006 and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2006. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

During the period from inception through October 31, 2005, our treasurer paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

During October 2005, we sold 2,500,000 shares of our common stock to our president for $15,000, or $.006 per share.

During October 2005, we sold 2,500,000 shares of our common stock to our treasurer for $15,000, or $.006 per share.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

During October 2005, we sold 1,500,000 shares of our common stock to a relative of our treasurer for $9,000, or $.006 per share.

(3)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                              October 31,
                                            2006       2005
                                            ----       ----

U.S. Federal statutory graduated rate       15.00%     15.00%
State income tax rate, net of federal
  benefit                                    6.21%      6.21%
Permanent differences                       -4.12%     -9.33%
Net operating loss for which no tax
  benefit is currently available           -17.09%    -11.88%
                                           ------     ------
                                             0.00%      0.00%
                                           ======     ======

At October 31, 2006, deferred tax assets consisted of a net tax asset of $2,989, due to operating loss carryforwards of $14,095, which was fully allowed for, in the valuation allowance of $2,989. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended October 31, 2006 and period from June 6, 2005 (inception) through October 31, 2005 totaled $2,846 and $143, respectively. The current tax benefit also totaled $2,846 and $143, respectively, for the year ended October 31, 2006 and period from June 6, 2005 (inception) through October 31, 2005. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.