Form 10QSB
period 2007-01-31
American Antiquities, Inc.
filed 2007-06-27
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended January 31, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-130446


        American Antiquities, Inc.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   Illinois                                      20-3191557
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

2531 Jackson Road, Suite 177
Ann Arbor, Michigan                                           48103
-----------------------------------------------------------------------
     (Address of principal executive offices,               Zip Code)

734-645-8546
------------------------------------------
(Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, January 31, 2007: Common Stock - 6,815,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at January 31, 2007(unaudited)
Condensed Statements of Operations for the three months ended January
  31, 2007 and 2006 and for the period from June 6, 2005 (inception) through January 31, 2007 (unaudited)
Condensed Statements of Cash Flows for the three months ended January
  31, 2007 and 2006 and for the period from June 6, 2005 (inception) through January 31, 2007 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets
January 31, 2007
(unaudited)

Assets

Cash                                                $ 70,821
Office equipment                                       1,048
                                                    --------
                                                    $ 71,869
                                                    ========


Liabilities and Shareholders' Equity

Liabilities:
  Accrued liabilities                               $  2,500
  Accounts payable                                     3,500
  Indebtedness to related parties (Note 2)             1,450
                                                    --------
    Total liabilities                                 7,450

Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0- shares
   issued and outstanding                                  -
  Common stock, $.001 par value; 100,000,000 shares
   authorized,  6,500,000 (unaudited) and
   6,815,000 shares issued and outstanding             6,815
  Additional paid-in capital                          82,195
  Deficit accumulated during development stage       (24,591)
                                                    --------
    Total shareholders' equity                        64,419
                                                    --------
                                                    $ 71,869
                                                    ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                          June 6, 2005
                                              Three         Three         (Inception)
                                         Months Ended    Months Ended        Through
                                          January 31,    January 31,       January 31,
                                             2007            2006              2007
                                          ------------    -----------      -----------
Operating expenses:
  Contributed services (Note 2)             $   3,740       $     960       $   7,510
  Rent (Note 2)                                  300             300          2,000
  Other general and administrative expenses    1,457             181         13,664
                                           ---------       ---------       ---------
      Loss from operations                    (5,497)         (1,441)       (23,174)

Non-operating income(expense):
  Interest income                                  83               -              83
Interest expense (Note 2)                      (1,312)              -          (1,500)
                                           ---------       ---------      ---------
      Loss before income taxes                (6,726)         (1,441)       (24,591)

Income tax provision (Note 4)                       -               -               -
                                            ---------       ---------        --------
      Net loss                              $ (6,726)      $  (1,441)       $(24,591)
                                            ========       =========        ========

Basic and diluted loss per share            $  (0.00)      $   (0.00)
                                            ========       =========

Weighted average number of common shares
   outstanding                              6,749,167       6,500,000
                                            =========       =========




See accompanying notes to condensed, unaudited financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                                          June 6, 2005
                                              Three         Three         (Inception)
                                         Months Ended    Months Ended        Through
                                          January 31,    January 31,       January 31,
                                             2007            2006              2007
                                          ------------    -----------      -----------
      Net cash used in
       operating activities                $  (7,844)      $   4,794      $  (9,601)
                                           ---------       ---------      ---------

Cash flows from investing activities:
  Equipment purchases                         (1,078)              -         (1,078)
                                           ---------       ---------      ---------
     Net cash used in
       investing activities                   (1,078)              -         (1,078)
                                           ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock          78,750               -        117,750
  Deferred offering costs                          -         (22,250)       (36,250)
                                          ----------      ----------      ---------

    Net cash provided by
      financing activities                   (78,750 )       (22,250)        81,500
                                           ----------      ----------     ---------
    Net change in cash                       (69,828)        (17,456)        70,821

Cash, beginning of period                        993          27,100              -
                                           ---------       ---------      ---------

Cash, end of period                        $  70,821       $   9,644      $  70,821
                                           =========       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $    1,500      $        -     $       -
                                           ==========      ==========     =========

See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company ("we", "us", "our") in accordance with the accounting policies in our audited financial statements for the year ended October 31, 2006 as filed in our Form 10-KSB and should be read in conjunction with the notes thereto. We are in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) Related Party Transactions

On September 15, 2006, we issued a promissory note to an officer in exchange for $8,500. The note included an interest payment of $1,500. The note was payable once we broke escrow on our initial public offering (see Note 3), or 12 months from the date of the note, which ever came first. As of October 31, 2006, $188 of the $1,500 interest charge was accrued and recorded as interest expense. We repaid the $8,500 note and $1,500 of interest expense during December 2006.

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of January 31, 2007, we owed the two officers a total of $1,450 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the three months ended January 31, 2007 and 2006. The services were valued at $3,740 and $960, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of January 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

During the period from inception through October 31, 2005, our treasurer paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During October 2005, we sold 2,500,000 shares of our common stock to our president for $15,000, or $.006 per share.

During October 2005, we sold 2,500,000 shares of our common stock to our treasurer for $15,000, or $.006 per share.

During October 2005, we sold 1,500,000 shares of our common stock to a relative of our treasurer for $9,000, or $.006 per share.

(3)  Shareholders' Equity

During the three months ended January 31, 2007, we sold 315,000 shares of our common stock at a price of $.25 per share for net proceeds of $42,500 after deducting $36,250 of offering costs. The offering was made pursuant to our SB-2 registration statement that became effective on August 11, 2006. All sales were conducted through our officers and directors.

(4)Income Taxes

We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(24,591). In addition, we have no revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We will need additional financing over the next twelve months to commence and continue operations. Failure to secure such financing or alternatively, to raise additional debt or equity capital in the next twelve months and to develop our revenue base may result in American Antiquities depleting our available funds and not being able pay our obligations. There can be no assurance that we could be able to continue our business plan.

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

Capital and Source of Liquidity.

For the three months ended January 31, 2007, American Antiquities purchased equipment of $1,078 resulting in net cash used in investing activities of $1,078.

For the three months ended January 31, 2006, the year ended October 31, 2006 and the period from inception (June 6, 2005) through October 31, 2005, American Antiquities did not pursue any investing activities.

For the three months ended January 31, 2007, American Antiquities received proceeds from the sale of common stock of $78,750 resulting in net cash provided by financing activities of $78,750.

For the three months ended January 31, 2006, American Antiquities had deferred offering costs of $22,250 resulting in net cash provided by financing activities of $22,250.

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

At January 31, 2007, American Antiquities had $70,821 cash available.

Our internal and external sources of liquidity have included the issuance of common shares for cash, goods and services and cash generated from advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.

We will rely on revenues, additional sales of common shares, issuances of common shares for services and advances from our officers and directors to fund our current operations.

In the event we are not successful in financing our operations, it may take considerably longer to successfully establish a market for our products, delay our ability to establish a market, or we may not be successful at all.

Results of Operations

For the three months ended January 31, 2007, we did not receive any revenue and had operating expenses of $5,497. Comparatively, for the three months ended January 31, 2006, we did not receive any revenue and had operating expenses of $1,441. For the three months ended January 31, 2007 and 2006, these expenses consisted of the contributed services by the officers of $3,740 and $960, respectively along with rent and other general and administrative expenses of $1,757 and $481, respectively.

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

Plan of Operation. American Antiquities has experienced a net loss of $(5,497) and $(1,441) during its development stage for the three months ended January 31, 2007 and 2006. In addition, American Antiquities has no significant assets or no revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of antiques and collectibles, we have not yet begun operations. We will have to seek alternative funding through advances from our officers and directors, or debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued. If less than the maximum offering amount is obtained, officers and directors have verbally agreed to advance any funds necessary to pay offering expenses not covered by the proceeds received at each level of funding. The advances are to be repaid when sufficient revenues are obtained.

Management will pursue the following milestones in order to successfully complete our business plan.

Milestone                                       Steps                         Timeline
1.  Develop customer marketing   We plan to develop a database                3 months
      plan                       of collectors, dealers and museums who seek
sto add to and/or dispose of their collections.
We anticipate initial marketing costs of
$9,500 to create a database of contacts and
to send direct mail marketing campaigns to
those contacts.  This database will allow us
to perform targeted follow-ups and help to
market future items to buyers as well as to
assist us in finding new sellers.  After initial
contact with potential customers, we will identify
their specific needs and determine how we are
able to serve them in the most appropriate manner.

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


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits.

      31 - 302 certifications
      32 - 906 certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 26, 2007

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director