Form 10QSB
period 2007-04-30
American Antiquities, Inc.
filed 2007-06-27
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended April 30, 2007

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, April 30, 2007: Common Stock - 34,480,500

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at April 30, 2007(unaudited)
Condensed Statements of Operations for the three and six months ended
  April 30, 2007 and 2006 and for the period from June 6, 2005
  (inception) through April 30, 2007 (unaudited)
Condensed Statements of Cash Flows for the three and six months ended
  April 30, 2007 and 2006 and for the period from June 6, 2005
  (inception) through April 30, 2007 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets
April 30, 2007
(unaudited)

Assets

Cash                                                $ 64,152
Office equipment                                       4,659
                                                    --------
                                                    $ 68,811
                                                    ========


Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)             1,750
                                                    --------
    Total liabilities                                  1,750

Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0- shares
   issued and outstanding                                  -
  Common stock, $.001 par value; 100,000,000 shares
   authorized,  34,480,500 issued and outstanding     34,481
  Additional paid-in capital                          76,764
  Deficit accumulated during development stage       (44,184)
                                                    --------
    Total shareholders' equity                        67,061
                                                    --------
                                                    $ 68,811
                                                    ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                              June 6, 2005
                               Three Months Ended       Six Months Ended       (Inception)
                                     April 30               April 30             Through
                               ------------------       ----------------         April 30
                                 2007         2006      2007         2006         2007
                               -------       ------    ------       ------    ------------
Operating expenses:
  Contributed services (Note 2) $  1,960      $    320    $  5,700      $  1,280      $  9,470
  Rent (Note 2)                     300           300         600          600         2,300
  Other general and
   administrative expenses       17,427           609      18,884          790        31,091
                               --------      --------    --------     --------      --------
      Loss from operations      (19,687)       (1,229)    (25,184)      (2,670)      (42,861)

Non-operating income(expense):
  Interest income                     94             -         117             -           177
  Interest expense (Note 2)            -             -      (1,312)            -        (1,500)
                               --------      --------    --------     --------      --------
      Loss before income
        taxes                   (19,593)       (1,229)    (26,319)      (2,670)      (44,184)

Income tax provision (Note 4)         -             -           -            -             -
                               --------      --------    --------      -------      --------
      Net loss                 $(19,593)     $ (1,229)   $(26,319)     $(2,670)     $(44,184)
                               ========      ========    ========      =======      ========

Basic and diluted loss
  per share                    $  (0.00)     $ (0.00)    $  (0.00)     $ (0.00)     $ (0.00)
                               ========      =======     ========      =======      =======

Weighted average number of
  common shares outstanding  34,465,500   32,500,000   33,996,810   32,500,000
                             ==========   ==========   ==========   ==========




See accompanying notes to condensed, unaudited financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                                          June 6, 2005
                                                                            (Inception)
                                               Six Months Ended              Through
                                                    April 30,                April 30,
                                             2007            2006              2007
                                          ------------    -----------      -----------
      Net cash used in
       operating activities                $ (31,053)      $   5,285      $ (32,810)
                                           ---------       ---------      ---------

Cash flows from investing activities:
  Equipment purchases                         (4,813)              -         (4,813)
                                           ---------       ---------      ---------
     Net cash used in
       investing activities                   (4,813)              -         (4,813)
                                           ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock          99,025               -        138,025
  Deferred offering costs                          -         (23,500)       (36,250)
                                          ----------      ----------      ---------

    Net cash provided by
      financing activities                    99,025         (23,500)       101,775
                                           ----------      ----------     ---------
    Net change in cash                       (63,159)        (18,215)        64,152

Cash, beginning of period                        993          27,100              -
                                           ---------       ---------      ---------

Cash, end of period                        $  64,152       $   8,885      $  64,152
                                           =========       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $    1,500      $        -     $       -
                                           ==========      ==========     =========

See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the year.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of April 30, 2007, we owed the two officers a total of $1,750 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the six months ended April 30, 2007 and 2006. The services were valued at $5,700 and $1,280, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of April 30, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

During the period from inception through October 31, 2005, our treasurer paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

During October 2005, we sold 12,500,000 (post-split) shares of our common stock to our president for $15,000, or $.0012 (post-split) per share.

During October 2005, we sold 12,500,000 (post-split) shares of our common stock to our treasurer for $15,000, or $.0012 (post-split) per share.

During October 2005, we sold 7,500,000 (post-split) shares of our common stock to a relative of our treasurer for $9,000, or $.0012
(post-split) per share.

(3)  Shareholders' Equity

During the six months ended April 30, 2007, we sold 1,980,500 (post-split) shares of our common stock at a price of $.05 (post-split) per share for net proceeds of $62,775 after deducting $36,250 of offering costs. The offering was made pursuant to our SB-2 registration statement that became effective on August 11, 2006. All sales were conducted through our officers and directors.

(4)  Income Taxes

We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5)  Subsequent Event

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(44,184). In addition, we have no revenue generating operations.

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

Capital and Source of Liquidity.

For the six months ended April 30, 2007, American Antiquities purchased equipment of $4,813 resulting in net cash used in investing activities of $4,813.

For the six months ended April 30, 2006, the year ended October 31, 2006 and the period from inception (June 6, 2005) through October 31, 2005, American Antiquities did not pursue any investing activities.

For the six months ended April 30, 2007, American Antiquities received proceeds from the sale of common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

For the six months ended April 30, 2006, American Antiquities had deferred offering costs of $23,500 resulting in net cash used by financing activities of $23,500.

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

At April 30, 2007, American Antiquities had $64,152 cash available.

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

Results of Operations

For the three months ended April 30, 2007, we did not receive any revenue and had operating expenses of $19,687. Comparatively, for the three months ended April 30, 2006, we did not receive any revenue and had operating expenses of $1,229. For the three months ended April 30, 2007 and 2006, these expenses consisted of the contributed services by the officers of $1,960 and $320, respectively along with rent and other general and administrative expenses of $17,727 and $909, respectively.

For the six months ended April 30, 2007, we did not receive any revenue and had operating expenses of $25,184. Comparatively, for the six months ended April 30, 2006, we did not receive any revenue and had operating expenses of $2,670. For the six months ended April 30, 2007 and 2006, these expenses consisted of the contributed services by the officers of $5,700 and $1,280, respectively along with rent and other general and administrative expenses of $19,484 and $1,390, respectively.

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