Form 10KSB/A
period 2006-10-31
American Antiquities, Inc.
filed 2007-07-31
CIK 1346973

AMENDMENT 1 TO
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [x]   No [  ]

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

Date:    July 31, 2007

American Antiquities, Inc.

/s/Joseph A. Merkel
------------------------------
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc.
(Registrant)

By: /s/Joseph A. Merkel                     Dated: July 31, 2007
    ----------------------
    Joseph A. Merkel
Director, Chief Executive Officer


By: /s/Kevin T. Quinlan                     Dated: July 31, 2007
    ----------------------
    Kevin T. Quinlan
Chief Financial Officer,
Controller and Director

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