Form 10QSB/A
period 2007-01-31
American Antiquities, Inc.
filed 2007-07-31
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1 to
FORM 10-QSB

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

Dated:  July 31, 2007

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director