Form 10QSB
period 2007-07-31
American Antiquities, Inc.
filed 2007-09-21
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended July 31, 2007

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

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, July 31, 2007: Common Stock - 9,980,500

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at July 31, 2007(unaudited)
Condensed Statements of Operations for the three and nine months ended
  July 31, 2007 and 2006 and for the period from June 6, 2005
  (inception) through July 31, 2007 (unaudited)
Condensed Statements of Cash Flows for the nine months ended
  July 31, 2007 and 2006 and for the period from June 6, 2005
  (inception) through July 31, 2007 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets
July 31, 2007
(unaudited)

Assets

Cash                                                $ 55,796
Office equipment, net of $555 of
  Accumulated depreciation                             4,258
                                                    --------
                                                    $ 60,054
                                                    ========


Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)          $  2,050
                                                    --------
    Total liabilities                                  2,050

Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0- shares
   issued and outstanding                                  -
  Common stock, $.001 par value; 100,000,000 shares
   authorized,  9,980,500 issued and outstanding       9,981
  Additional paid-in capital                         104,114
  Deficit accumulated during development stage       (56,091)
                                                    --------
    Total shareholders' equity                        58,004
                                                    --------
                                                    $ 60,054
                                                    ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                                 June 6, 2005
                                  Three Months Ended       Nine Months Ended       (Inception)
                                        July 31               July 31               Through
                                  ------------------       ----------------         July 31
                                    2007         2006      2007         2006         2007
                                  -------       ------    ------       ------    ------------
Operating expenses:
  Contributed services (Note 2) $  2,850      $    980     $  8,550     $  2,260     $ 12,320
  Rent (Note 2)                      300           300          900          900        2,600
  Other general and
   administrative expenses         8,757         5,621       27,641        6,411       39,848
                                --------      --------     --------     --------     --------
      Loss from operations       (11,907)       (6,901)     (37,091)      (9,571)     (54,768)

Non-operating income(expense):
  Interest income                       -             -          177             -          177
  Interest expense (Note 2)             -             -       (1,312)            -       (1,500)
                                --------      --------     --------     --------     --------
      Loss before income
        taxes                    (11,907)       (6,901)     (38,226)      (9,571)     (56,091)

Income tax provision (Note 4)          -             -            -            -            -
                                --------      --------     --------      -------     --------
      Net loss                  $(11,907)     $ (6,901)    $(38,226)     $(9,571)    $(56,091)
                                ========      ========     ========      =======     ========

Basic and diluted loss
  per share                     $  (0.00)     $ (0.00)     $  (0.00)     $ (0.00)
                                ========      =======      ========      =======

Weighted average number of
  common shares outstanding    9,980,500   32,500,000    30,860,344   32,500,000
                               =========   ==========    ==========   ==========




See accompanying notes to condensed, unaudited financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
              Statement of Changes in Shareholders' Equity
                               (Unaudited)

                                                                 Deficit
                                                               Accumulated
                                                   Additional    During
                               Common Stock          Paid-In   Development
                            Shares     Par Value    Capital      Stage      Total
                          ----------  ----------  ----------  ----------   -------
Balance, June 6, 2005
 (inception)                        -   $      -     $     -     $     -     $      -

October 2005, common stock
  sold to founders and
  insiders,$.0012 (post-split)
  per share (Note 2)     * 32,500,000     32,500       6,500           -       39,000
Services contributed
  by officers/directors
 (Note 2)                           -          -         530           -          530
Net loss                            -          -           -      (1,205)      (1,205)
                           ----------    -------    --------    --------      -------
Balance, October 31, 2005* 32,500,000     32,500       7,030      (1,205)      38,325

Services contributed
  by officers/directors
 (Note 2)                           -          -       3,240           -        3,240
Net loss                            -          -           -     (16,660)     (16,660)
                           ----------    -------    --------    --------      -------
Balance, October 31,
  2006                   * 32,500,000     32,500      10,270     (17,865)      24,905

November 2006 to March
  2007, common stock sold
  pursuant to Form SB-2
  registered offering at
  $.05 (post-split) per share,
  less $36,250 of offering
  costs (Note 3)         *  1,980,500      1,981      60,794           -       62,775
May 2007, cancellation of
  officers' common shares
  (Note 2)               *(24,500,000)   (24,500)     24,500           -            -
Services contributed by
  officers/directors (Note 2)       -          -       8,550           -        8,550
Net loss                            -          -           -     (38,226)     (38,226)
                           ----------    -------    --------    --------      -------
Balance July 31, 2007    *  9,980,500    $ 9,981    $104,114    $(56,091)     $58,004
                           ==========    =======     =======    ========      =======

*Shares restated to reflect 5 for 1 common stock split

See accompanying notes to condensed, unaudited financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                    Condensed Statements of Cash Flows

                                                                          June 6, 2005
                                                                            (Inception)
                                              Nine Months Ended              Through
                                                   July 31,                  July 31,
                                             2007            2006              2007
                                          ------------    -----------      -----------
      Net cash used in
       operating activities                $ (39,409)      $   2,501      $ (41,166)
                                           ---------       ---------      ---------

Cash flows from investing activities:
  Equipment purchases                         (4,813)              -         (4,813)
                                           ---------       ---------      ---------
     Net cash used in
       investing activities                   (4,813)              -         (4,813)
                                           ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock          99,025               -        138,025
  Deferred offering costs                          -         (23,500)       (36,250)
                                          ----------      ----------      ---------

    Net cash provided by
      financing activities                    99,025         (23,500)       101,775
                                           ----------      ----------     ---------
    Net change in cash                       (54,803)        (20,999)        55,796

Cash, beginning of period                        993          27,100              -
                                           ---------       ---------      ---------

Cash, end of period                        $  55,796       $   6,101      $  55,796
                                           =========       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $    1,500      $        -     $       -
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the year.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of July 31, 2007, we owed the two officers a total of $2,050 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the nine months ended July 31, 2007 and 2006. The services were valued at $8,550 and $2,260, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of July 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

During the period from inception through October 31, 2005, our treasurer paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

During October 2005, we sold 12,500,000 (post-split) shares of our common stock to our president for $15,000, or $.0012 (post-split) per share. On May 14, 2007, our president voluntarily surrendered 9,500,000 (post-split) of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

During October 2005, we sold 12,500,000 (post-split) shares of our common stock to our treasurer for $15,000, or $.0012 (post-split) per share. On May 14, 2007, our treasurer voluntarily surrendered 9,500,000 (post-split) of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

During October 2005, we sold 7,500,000 (post-split) shares of our common stock to a relative of our treasurer for $9,000, or $.0012 (post-split) per share. On May 14, 2007, this individual voluntarily surrendered 5,500,000 (post-split) of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

(3)  Shareholders' Equity

During the period from November 2006 through March, 2007, we sold 1,980,500 (post-split) shares of our common stock at a price of $.05 (post-split) per share for net proceeds of $62,775 after deducting $36,250 of offering costs. The offering was made pursuant to our SB-2 registration statement that became effective on August 11, 2006. All sales were conducted through our officers and directors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(56,091). In addition, we have no revenue generating operations.

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

Capital and Source of Liquidity.

For the nine months ended July 31, 2007, American Antiquities purchased equipment of $4,813 resulting in net cash used in investing activities of $4,813.

For the nine months ended July 31, 2006 and the period from inception (June 6, 2005) through July 31, 2005, American Antiquities did not pursue any investing activities.

For the nine months ended July 31, 2007, American Antiquities received proceeds from the sale of common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

For the nine months ended July 31, 2006, American Antiquities had deferred offering costs of $23,500 resulting in net cash used by financing activities of $23,500.

For the year ended October 31, 2006, American Antiquities had deferred offering costs of $28,500 resulting in net cash used by financing activities of $28,500.

Since inception (June 6, 2005) through October 31, 2005, American Antiquities had cash of $39,000 obtained through purchases of 6,500,000 common A shares by Joseph A. Merkel and Kevin T. Quinlan, officers and directors and a relative of Kevin T. Quinlan. Additionally, American Antiquities had deferred offering costs of $7,750. As a result, American Antiquities had net cash provided by financing activities of $31,250 for the period from inception (June 6, 2005) through October 31, 2005.

At July 31, 2007, American Antiquities had $55,796 cash available.

Our internal and external sources of liquidity have included the issuance of common shares for cash, goods and services and cash generated from advances from related parties. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.

We will rely on additional sales of common shares, issuances of common shares for services and advances from our officers and directors to fund our current operations until revenues, if any, are received from operations.

In the event we are not successful in financing our operations, it may take considerably longer to successfully establish a market for our products, delay our ability to establish a market, or we may not be successful at all.

Results of Operations

For the three months ended July 31, 2007, we did not receive any revenue and had operating expenses of $11,907. Comparatively, for the three months ended July 31, 2006, we did not receive any revenue and had operating expenses of $6,901. For the three months ended July 31, 2007 and 2006, these expenses consisted of the contributed services by the officers of $2,850 and $980, respectively along with rent and other general and administrative expenses of $9,057 and $5,921, respectively.

For the nine months ended July 31, 2007, we did not receive any revenue and had operating expenses of $37,091. Comparatively, for the nine months ended July 31, 2006, we did not receive any revenue and had operating expenses of $9,571. For the nine months ended July 31, 2007 and 2006, these expenses consisted of the contributed services by the officers of $8,550 and $2,260, respectively along with rent and other general and administrative expenses of $28,541 and $7,311, respectively.

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

Plan of Operation. American Antiquities has experienced a net loss of $(11,907) and $(6,901) during its development stage for the three months ended July 31, 2007 and 2006. In addition, American Antiquities has no significant assets or no revenue generating operations.

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


Item 3. Controls and Procedures

During the three months ended July 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Joseph A. Merkel, the Chief Executive Officer and Kevin Quinlan, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended July 31, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of July 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

On May 14, 2007, our president, treasurer and a relative of the treasurer voluntarily surrendered an aggregate of 24,500,000 (post-split) of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

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

Dated:  September 21, 2007

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director