Form 10KSB
period 2007-10-31
American Antiquities, Inc.
filed 2008-01-29
CIK 1346973

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: October 31, 2007
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

The Corporation's revenues for its most recent fiscal year were $10,112. As of October 31, 2007, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $0.00.

The number of shares outstanding of Corporation's only class of common stock, as of October 31, 2007 and January 31, 2008 was 9,980,500.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

PART I
ITEM 1.    BUSINESS

We were organized under the laws of the State of Illinois on June 6, 2005. We purchase antiques and collectible items for resale, accept items on consignment, and sell items through various auctions and internet websites. We purchase any item which we believe we can make a reasonable profit on resale. These items include, but are not limited to:

   -  furniture;
   -  vehicles;
   -  jewelry;
   -  art;
   -  collectible glass;
   -  antique toys;
   -  china;
   -  silverware;
   -  antique clocks
   -  stamps; and
   -  coins

We use other already existing websites to post auctions. We do not have any physical retail stores but may use stores owned or operated by others for placement of various purchases and consignments.

We pursue the following:
     1. make purchases for resale:
Purchases may be made from estate sales, trade shows or directly from private parties. These items may be resold in the following ways:

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

We do not purchase items from, or sell items to, officers or companies in which the officers are affiliated.

Distribution

If the items are sold through a live auction, the items are distributed at the auction site after the purchasers make payment. If the items are sold through an online auction, distribution is made via US mail, Federal Express, UPS or other carrier after payment for the item is received from the winning bidder.

Suppliers

American Antiquities does not yet have any current or expected principal suppliers.

Patents, trademarks or licenses

American Antiquities does not have any patents, trademarks or licenses.

Customers

American Antiquities is not dependent on a few major customers.

Revenues

Our revenues are derived from identifying undervalued items that can be purchased at below retail prices and resold for a profit and from receipt of a percentage, yet to be determined, of any consignment sales. We receive revenues from 10%-30% of the sales price of the item
consigned.   The percentage is dependent on the value of the item
consigned.

Marketing Strategy

Key elements of our marketing strategy are as follows;

     Customer Marketing Plan: We are developing a database of collectors, dealers and museums who seek to add to and/or dispose of their collections. We estimate initial marketing costs of $10,000 to create a database of contacts and to send direct mail marketing campaigns to those contacts. This database allows us to perform targeted follow-ups and helps to market future items to buyers as well as to assist us in finding new sellers. After initial contact with potential customers, we identify their specific needs and determine how we are able to serve them in the most appropriate manner.

     Sales Strategy: We estimate the annual costs of these activities will be approximately $4,000. These funds will be used for fees directly associated with the marketing and sale of consigned items.

The various items owned by American Antiquities, Inc. are not be surcharged the customary auction consignment fees, but all other normal marketing charges such as design, set up, advertising and printing related fees apply to any items sold by us. The auction consignment fees we receive are directly proportional to the value of the assigned items and will range from as low as 10% to as high as 30% of the price realized for the items auction.

     Internet: We estimate the monthly costs of these activities to be approximately $300. Monthly internet expenses are comprised of commission fees, listing fees and web site hosting fees. These fees vary, depending on the cost of the items, the specific web sites used and the number of items listed. These costs are passed to the consignor(s) of the items we offer on the various auction sites. These costs are the same whether an item is consigned or we own the items.

     Establish Procedures: We are developing a centralized system to audit sales and receipts of consigned items, accounts payable, accounts receivable, inventory and payroll. We estimate the cost of this activity to be approximately $1,000. Most of the funds will be used to purchase software to perform these functions.

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

We are developing our plan for the next twelve months using a combination of minimum proceeds of the offering and the cash flow generated from sales and commissions. Additional funds raised beyond the minimum proceeds will be for the acquisition of selected inventory.

Taxes

Various states are increasingly seeking to impose sales or use taxes on inter-state mail order sales and are aggressivelyauditing sales tax returns of mail order businesses. Complex legal issues arise in these areas, relating, among other things, to the required nexus of a business with a particular state, which may permit the staet to require a business to collect such taxes. At the present time, we are not aware of any states in which we may operate who would impose sales taxes on our transactions. Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax authorities on our finanical condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the state in which we will conduct our operations. All of the factors cited above may negatively affect our financial condition and results of operations in the future. Any such impact cannot currenty be quantified.

Competitition

The antiques and collectibles industries are highly fragmented and competitive. In addition to other antiques and collectibles retailers, we compete with antiques stores, mid-to-upscale department stores, gift stores, TV shopping, and collectors clubs. We even, in certain cases, compete with the owners of the licensed products who sell products through their own stores and other marketing channels.

All of our competitors are larger and have substantially greater financial, marketing and other resources than us. We compete on the basis of customer preference and availability of desirable products.

Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the collectibles industry, which could change the competitive dynamics of the industry. Because retailers of collectibles generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant. Therefore, there can be no assurance that additional participants will not enter the preliminary activities. We have not commenced operations. We are new, have a limited operating history and, therefore, will have difficulty competing with established companies. There are numerous competitors that are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. We cannot expect to be a significant participant in the market for antiques and collectibles within the foreseeable future.

Governmental Regulation

There are no governmental regulations regarding aucitions or licenses that are required to conduct auctions in the state of Michigan, where all day to day operations will take place.

Employees

We presently have no full-time employees and no part-time employee. We have entered into oral employment agreements with our officers to commence upon mutual agreement when revenues are sufficient to fund the agreements. Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. There are no other material terms to the verbal agreements.

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

As of October 31, 2007, we owed the two officers a total of $2,350 for office rent.

ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended October 31, 2007, no matters were submitted to a vote of American Antiquities, Inc. security holders, through the solicitation of proxies.

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

As of January 15, 2008, the number of holders of Corporation's common stock is 68.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(94,117). In addition, we have not earned any significant revenue from operations.

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

Capital and Source of Liquidity.

For the year ended October 31, 2007, American Antiquities received proceeds from the sale of its common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

For the year ended October 31, 2006, American Antiquities had deferred offering costs of $28,500 resulting in net cash used by financing activities of $28,500.

At October 31, 2007, American Antiquities had $30,274 cash available. Comparatively, at October 31, 2006, American Antiquities had $993 cash available.

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

Results of Operations

We are a development stage company that has not generated significant revenues from operations. For the year ended October 31, 2007, we received commission income of $10,112 and had operating expenses of $85,229. Comparatively, for the year ended October 31, 2006, we did not receive any revenue and had operating expenses of $16,472. For years ended October 31, 2007 and 2006, these expenses consisted of the contributed services by the officers of $20,330 and $3,240, respectively along with rent and other general and administrative expenses of $64,899 and $13,232, respectively.

Plan of Operation. American Antiquities has experienced a net loss of $(76,252) and $(16,660)during its development stage for the years ended October 31, 2007 and 2006. In addition, American Antiquities has no significant assets or significant revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of antiques and collectibles, we have not yet achieved significant operations. We will have to seek alternative funding through advances from our officers and directors, or debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued. Officers and directors have verbally agreed to advance any funds necessary to pay offering expenses not covered by the proceeds received at each level of funding. The advances are to be repaid when sufficient revenues are obtained.

Management will pursue the following milestones in order to successfully complete our business plan.

Milestone                                       Steps                         Timeline
1.  Develop customer marketing   We are developing a database                3 months
      plan                       of collectors, dealers and museums who
seek to add to and/or dispose of their
collections.  We anticipate initial
marketing costs of $9,500 to create a
database of contacts and to send direct
mail marketing campaigns to those contacts.
This database will allow us to perform
targeted follow-ups and help to market
future items to buyers as well as to
assist us in finding new sellers.
After initial contact with potential
customers, we will identify their specific
needs and determine how we are able to
serve them in the most appropriate manner.

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

As future revenues allow, we will continue ongoing operations which include:
   - making purchases for resale and to resell such items at trade shows, retail outlets or through internet websites
   - accepting consignments for sale and resell at trade shows, to customers through mailing lists, retail outlets or through the internet
   - making purchases for auction and sell through live auctions on Ebay, Yahoo, TIAS or other web applications;
   -  accepting consignments for auction and sell on online auctions;
and
   -  attending trade shows and make exhibits.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Controls and Procedures.   During the year ended October 31, 2007,
there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have made an evaluation of the disclosure controls and procedures relating to the report on Form 10KSB for the year ended October 31, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of October 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Corporation's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Corporation, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.

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


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

For the years ended October 31, 2007 and 2006, no executive compensation has been paid. The officers contributed services valued at $20,330 and $3,240 for the years ended October 31, 2007 and 2006 based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2006. American Antiquities shall pay for the contributed services when sufficient revenues are obtained.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 15, 2008, the number and percentage of outstanding shares of American Antiquities common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

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

(1) Based upon 9,980,500 issued and outstanding as of January
15, 2008.

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

On May 14, 2007, our president, treasurer, and another insider surrendered at total of 24,500,000 (post-split) shares of our common stock, which were initially issued during October 2005. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent. Following the surrender of the shares, the number of common shares issued and outstanding totaled 9,980,500 (post-split).

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of October 31, 2007, we owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

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

List of Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $6,460 and $5,050 from Cordovano and Honeck LLP for the 2007 and 2006 fiscal years, respectively. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-QSBs.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cordovano and Honeck LLP for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cordovano and Honeck LLP during fiscal 2007 and 2006.

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

Date:    January 29, 2008

American Antiquities, Inc.

/s/Joseph A. Merkel
------------------------------
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc.
(Registrant)

By: /s/Joseph A. Merkel                     Dated: January 29, 2008
    ----------------------
    Joseph A. Merkel
Director, Chief Executive Officer


By: /s/Kevin T. Quinlan                     Dated: January 29, 2008
    ----------------------
    Kevin T. Quinlan
Chief Financial Officer,
Controller and Director

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm           23

Balance Sheet at October 31, 2007                                 24

Statements of Operations for the years ended October
  31, 2007 and 2006, and for the period from June 6, 2005
  (inception) through October 31, 2007                            25

Statement of Changes in Shareholders' Equity for the
  period from June 6, 2005 (inception) through October 31, 2007   26

Statements of Cash Flows for the years ended October
  31, 2007 and 2006, and for the period from June 6, 2005
  (inception) through October 31, 2007                            27

Notes to Financial Statements                                     28

[Letterhead of Cordovano and Honeck LLP}


Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
American Antiquities Incorporated:


We have audited the accompanying balance sheet of American Antiquities Incorporated (a development stage company) as of October 31, 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended October 31, 2007 and 2006, and for the period from June 6, 2005 (inception) through October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Antiquities Incorporated as of October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006, and for the period from June 6, 2005 (inception) through October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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




Cordovano and Honeck LLP
Englewood, Colorado
January 24, 2008

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Balance Sheet
October 31, 2007

Assets

Cash                                                       $ 30,274
Office equipment, net of $979 of accumulated depreciation     3,834
                                                           --------
                                                           $ 34,108
                                                           ========

Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)                 $  2,350
                                                           --------
      Total liabilities                                       2,350
                                                           --------
Shareholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    shares authorized, -0- shares issued and
    outstanding                                                   -
  Common stock, $.001 par value; 100,000,000 shares
    authorized, 9,980,500 shares issued and outstanding       9,981
 Additional paid-in capital                                 115,894
 Deficit accumulated during development stage               (94,117)
                                                           --------
      Total shareholders' equity                             31,758
                                                           --------
                                                           $ 34,108
                                                           ========

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statements of Operations

                                                                     June 6, 2005
                                             For The     For The      (Inception)
                                           Year Ended   Year Ended      Through
                                           October 31,  October 31,    October 31,
                                              2007         2006           2007
                                           -----------  -----------  -------------
Commission income                           $   10,112   $        -   $   10,112
                                            ----------   ----------   ----------
Operating expenses:
 Contributed services (Note 2)                  20,330        3,240       24,100
 Rent, related party (Note 2)                    1,200        1,200        2,900
 Other general and administrative expenses      63,699       12,032       75,906
                                            ----------   ----------   ----------
      Loss from operations                     (75,117)     (16,472)     (92,794)

Interest income                                    177            -          177
Interest expense (Note 2)                       (1,312)        (188)      (1,500)
                                            ----------   ----------   ----------
      Loss before income taxes                 (76,252)     (16,660)     (94,117)

Income tax provision (Note 3)                        -            -            -
                                            ----------   ----------   ----------
      Net loss                              $  (76,252)  $  (16,660)  $  (94,117)
                                            ==========   ==========   ==========
Basic and diluted loss per share            $    (0.00)  $    (0.00)
                                            ==========   ==========
Weighted average number of common
 shares outstanding                         27,606,699   32,500,000
                                            ==========   ==========

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

                                                                  Deficit
                                                                Accumulated
                                                    Additional    During
                              Common Stock           Paid-In    Development
                          Shares        Par Value    Capital       Stage      Total
                          -----------------------   ----------  -----------  -------
Balance, June 6, 2005
  (inception)                      -     $      -     $      -    $     -     $     -
October 2005, common
  stock sold to founders
  and insiders, $.0012
  (post- split) per share
  (Note 2)              * 32,500,000       32,500        6,500           -     39,000
Services contributed by
  officers/directors
  (Note 2)                         -            -          530           -        530
Net loss                           -            -            -      (1,205)    (1,205)
Balance, October 31,
  2005                  * 32,500,000       32,500        7,030      (1,205)    38,325
                          ----------     --------    ---------    --------   --------
Services contributed by
  officers/directors
  (Note 2)                         -            -        3,240           -      3,240
Net loss                           -            -            -     (16,660)   (16,660)
                          ----------     --------    ---------    --------   --------
Balance, October
  31, 2006              * 32,500,000       32,500       10,270     (17,865)    24,905
November 2006 to March
  2007, common stock
  sold pursuant to
  Form SB-2 registered
  offering at $.05
  (post-split) per share,
  less $36,250 of offering
  costs (Note 3)        *  1,980,500        1,981        60,794          -     62,775
May 2007, cancellation
  of officers' common
  shares (Note 2)       *(24,500,000)     (24,500)       24,500          -          -
Services contributed by
  officers/directors
  (Note 2)                         -            -        20,330          -     20,330
Net loss                           -            -             -    (76,252)   (76,252)
                          ----------     --------     ---------   --------   --------
Balance, October
  31, 2007              *  9,980,500      $ 9,981     $ 115,894  $ (94,117)  $ 31,758
                          ==========     ========     =========  =========   ========
*  Shares restated to reflect 5 for 1 common stock split

See accompanying notes to financial statement

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

                                                                     June 6, 2005
                                             For The     For The      (Inception)
                                           Year Ended   Year Ended      Through
                                           October 31,  October 31,    October 31,
                                              2007         2006           2007
                                           -----------  -----------  -------------
Cash flows from operating activities:
 Net loss                                    $(76,252)   $(16,660)     $(94,117)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                      979           -           979
   Services contributed by officers/
     directors (Note 2)                        20,330       3,240        24,100
   Changes in operating assets and
    liabilities:
     Prepaid expenses.                              -       6,000             -
     Accrued liabilities                       (2,500)        750             -
     Indebtedness to related parties           (7,488)      9,063         2,350
                                             --------    --------      --------
       Net cash provided by operating
        activities                            (64,931)      2,393       (66,688)
                                             --------    --------      --------
Cash flows from investing activities:
 Equipment purchases                           (4,813)          -        (4,813)
                                             --------    --------      --------
       Net cash used in investing activities   (4,813)          -        (4,813)
                                             --------    --------      --------
Cash flows from financing activities:
 Proceeds from sale of common stock            99,025           -       138,025
 Deferred offering costs                            -     (28,500)      (36,250)
                                             --------    --------      --------
       Net cash provided by (used in)
        financing activities                   99,025     (28,500)      101,775
                                            ---------    --------      --------
        Net change in cash                     29,281     (26,107)       30,274

Cash, beginning of period                         993      27,100             -
                                             --------    --------      --------
Cash, end of period                          $ 30,274    $    993      $ 30,274
                                             ========    ========      ========
Supplemental disclosure of cash
  flow information:
   Cash paid during the period for:
     Income taxes                            $      -    $      -      $      -
                                             ========    ========      ========
     Interest                                $      -    $      -      $      -

See accompanying notes to financial statement

(1)   Nature of Organization and Summary of Significant Accounting
Policies

Nature of Organization

American Antiquities Incorporated (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Illinois on
June 6, 2005.   We were organized to engage in the business of
purchasing items and accepting items on consignment that will be sold at auction. We purchase our inventory from private individuals, through public auctions, and at estate sales. Consigned items are sold utilizing both live and on-line auctions. Items that are purchased will be sold to private entities or at auction. We do not plan to have a physical retail store location. We have earned minimal revenue since our inception, and we did not own any inventory at October 31, 2007.

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

During the period from inception through October 31, 2007, we have sold common stock to insiders and issued a promissory note to an officer in order to raise capital to acquire inventory and commence revenue-producing operations. However, as of October 31, 2007, we have not acquired any inventory and have engaged in limited revenue-producing operations. In the longer term, we plan to expand our inventory and operations and eventually become profitable. There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at October 31, 2007.

Deferred Offering Costs

We have incurred legal and accounting fees related to the preparation of our public stock offering. Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Financial Instruments

Our financial instruments consist of cash and accrued liabilities. At October 31, 2007, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments.

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Auction Commission Revenue Recognition

We function as an agent accepting property on consignment from its selling clients. We sell property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor's portion of the buyer's payment after deducting our commissions, expenses and applicable taxes. Our commissions include those earned from the buyer ("buyer's premium revenue") and those earned from the consignor ("seller's commission revenue"), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer's premium and seller's commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer's hammer falls) and are recorded net of commissions owed to third parties. Commissions owed to third parties are typically the result of the competitive environment or as a result of risk sharing arrangements, whereby we reduce our financial exposure under certain auction guarantees in exchange for sharing in the auction commissions with a partner. Also, in certain situations, an auction guarantee partner will assist us in valuing and marketing the property to be sold at auction.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of October 31, 2007, we owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital".

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

(3)   Shareholders' Equity

During the period from November 2006 through March 2007, we sold 1,980,500 (post-split) shares of our common stock at a price of $.05 (post-split) per share for net proceeds of $62,775 after deducting $36,250 of offering costs. The offering was made pursuant to our SB-2 registration statement that became effective on August 11, 2006. All sales were conducted through our officers and directors.

During May 2007, we declared a 5 for 1 forward split of our common stock to shareholders of record at the close of business on May 20, 2007. The number of shares issued on May 20, 2007 totaled 7,984,400 and increased the number of common shares outstanding to 9,980,500. Shares issued prior to May 20, 2007 have been retroactively restated to reflect the impact of the stock split.

(4)   Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                              October 31,
                                            2007       2006
                                         ---------------------
U.S. Federal statutory graduate rate       15.35%       15.00%
State income tax rate,
  net of federal benefit                    6.18%        6.21%
Permanent differences                      -5.74%       -4.12%
Net operating loss for which no tax
  benefit is currently available          -15.79%      -17.09%
                                          ------       ------
                                            0.00%        0.00%
                                          ======       ======

At October 31, 2007, deferred tax assets consisted of a net tax asset of $14,888, due to operating loss carryforwards of $70,017 which was fully allowed for, in the valuation allowance of $14,888. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended October 31, 2007 and 2006 totaled $12,042 and $2,846, respectively. The current tax benefit also totaled $12,042 and $2,846, respectively, for the years ended October 31, 2007 and 2006. The net operating loss carryforward expires through the year 2027.

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