Form 10-Q
period 2008-01-31
American Antiquities, Inc.
filed 2008-03-24
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non=accelerated filer, or a smaller reporting company.
  Large accelerated filer [  ]          Accelerated filer  [  ]
  Non-accelerated filer   [  ]          Smaller reporting company  [x]

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, July 31, 2007: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at January 31, 2008(unaudited)
Condensed Statements of Operations for the three months ended
  January 31, 2008 and 2007 and for the period from June 6, 2005 (inception) through January 31, 2008 (unaudited)
Condensed Statements of Cash Flows for the three months ended
  January 31, 2008 and 2007 and for the period from June 6, 2005 (inception) through January 31, 2008 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets
January 31, 2008
(unaudited)

Assets

Cash                                                $ 78,437
Office equipment, net of $555 of
  Accumulated depreciation                             3,433
                                                    --------
                                                    $ 81,870
                                                    ========


Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable                                  $ 29,613
  Indebtedness to related parties (Note 2)             2,350
                                                    --------
    Total liabilities                                 31,963
                                                    --------
Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0- shares
   issued and outstanding                                  -
  Common stock, $.001 par value; 100,000,000 shares
   authorized,  9,980,500 issued and outstanding       9,981
  Additional paid-in capital                         115,894
  Deficit accumulated during development stage       (75,968)
                                                    --------
    Total shareholders' equity                        49,907
                                                    --------
                                                    $ 81,870
                                                    ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                           June 6, 2005
                                  Three Months Ended       (Inception)
                                     January 31             Through
                                  ------------------        January 31
                                    2008         2007          2008
                                  -------       ------    ------------
Operating expenses:
  Contributed services (Note 2)        -           980       24,100
  Rent (Note 2)                        -           300        2,900
  Other general and
   administrative expenses        55,984         1,457      131,890
                                --------      --------     --------
      Operating income/(loss)     18,149        (5,497)     (74,645)

Non-operating income(expense):
  Interest income                       -            87          177
  Interest expense (Note 2)             -        (1,312)      (1,500)
                                --------      --------     --------
      Loss before income
        taxes                     18,149        (6,726)     (75,968)

Income tax provision (Note 4)          -             -            -
                                --------      --------     --------
      Net loss                  $ 18,149     $  (6,726)    $(75,968)
                                ========      ========     ========

Basic and diluted loss
  per share                     $   0.00     $ (0.00)
                                ========      =======

Weighted average number of
  common shares outstanding    9,980,500    6,500,000
                               =========   ==========




See accompanying notes to condensed, unaudited financial statements.

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
              Statement of Changes in Shareholders' Equity
                               (Unaudited)

                                                                 Deficit
                                                               Accumulated
                                                   Additional    During
                               Common Stock          Paid-In   Development
                            Shares     Par Value    Capital      Stage      Total
                          ----------  ----------  ----------  ----------   -------
Balance, June 6, 2005
 (inception)                        -   $      -     $     -     $     -     $      -

October 2005, common stock
  sold to founders and
  insiders,$.0012 (post-split)
  per share (Note 2)     * 32,500,000     32,500       6,500           -       39,000
Services contributed
  by officers/directors
 (Note 2)                           -          -         530           -          530
Net loss                            -          -           -      (1,205)      (1,205)
                           ----------    -------   ---------    --------     --------
Balance, October 31, 2005* 32,500,000     32,500       7,030      (1,205)      38,325

Services contributed
  by officers/directors
 (Note 2)                           -          -       3,240           -        3,240
Net loss                            -          -           -     (16,660)     (16,660)
                           ----------    -------   ---------    --------     --------
Balance, October 31,
  2006                   * 32,500,000     32,500      10,270     (17,865)      24,905

November 2006 to March
  2007, common stock sold
  pursuant to Form SB-2
  registered offering at
  $.05 (post-split) per share,
  less $36,250 of offering
  costs (Note 3)         *  1,980,500      1,981      60,794           -       62,775
May 2007, cancellation of
  officers' common shares
  (Note 2)               *(24,500,000)   (24,500)     24,500           -            -
Services contributed by
  officers/directors (Note 2)       -          -      20,330           -       20,330
Net loss                            -          -           -     (76,252)     (76,252)
                           ----------    -------   ---------    --------     --------
Balance October 31, 2007    9,980,500      9,981     115,894     (94,117)      31,758
Net income                          -          -           -      18,149       18,149
                           ----------    -------    --------    --------     --------
Balance, January 31, 2008   9,980,500    $ 9,981    $115,894    $(75,968)    $ 49,907
                           ==========    =======    ========    ========     ========

See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows

                                                                          June 6, 2005
                                                                            (Inception)
                                             Three Months Ended              Through
                                                  January 31,              January 31,
                                             2008            2007              2008
                                          ------------    -----------      -----------
      Net cash used in
       operating activities                $  40,872      $   (7,844)      $ (16,816)
                                           ---------       ---------       ---------

Cash flows from investing activities:
  Equipment purchases                              -          (1,078)         (4,813)
                                           ---------       ---------       ---------
     Net cash used in
       investing activities                        -          (1,078)         (4,813)
                                           ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from sale of common stock               -          78,750         138,025
  Deferred offering costs                          -               -         (36,250)
                                          ----------      ----------       ---------

    Net cash provided by
      financing activities                          -         78,750         101,775
                                           ----------     ----------       ---------
    Net change in cash                         49,872         69,828          80,146

Cash, beginning of period                      30,274            993               -
                                            ---------      ---------       ---------

Cash, end of period                         $  80,146       $ 70,821       $  80,146
                                            =========       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $        -      $    1,500     $       -
                                           ==========      ==========     =========

See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company ("we", "us", "our") in accordance with the accounting policies in our audited financial statements for the year ended October 31, 2007 as filed in our Form 10-KSB and should be read in conjunction with the notes thereto. We are in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Related Party Transactions

On September 15, 2006, we issued a promissory note to an officer in exchange for $8,500. The note included an interest payment of $1,500. The note was payable once we broke escrow on our initial public offering, or 12 months from the date of the note, whichever came first. As of October 31, 2006, $188 of the $1,500 interest charge was accrued and recorded as interest expense. We repaid the $8,500 note and $1,500 of interest expense during December 2006.

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. As of October 31, 2007, we owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties". Effective November 1, 2007, we began paying rent expense and terminated the rent agreements with the officers.

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". Effective November 1, 2007, we began paying our president a salary of $4,000 per month and recorded no contributed services for the three months ended January 31, 2008.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the period from inception through October 31, 2005, our treasurer paid incorporation fees totaling $175 on our behalf and advanced us $100 to open a bank account. These amounts were repaid during the year ended October 31, 2006.

During October 2005, we sold 12,500,000 shares of our common stock to our president for $15,000, or $.0012 per share. On May 14, 2007, our president voluntarily surrendered 9,500,000 of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

During October 2005, we sold 12,500,000 shares of our common stock to our treasurer for $15,000, or $.0012 per share. On May 14, 2007, our treasurer voluntarily surrendered 9,500,000 of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

During October 2005, we sold 7,500,000 shares of our common stock to a relative of our treasurer for $9,000, or $.0012 per share. On May 14, 2007, this individual voluntarily surrendered 5,500,000 of the shares back to the Company for cancellation. The shares were surrendered following discussions with our market maker in order to increase our public float to approximately 20 percent.

(3)  Shareholders' Equity

During the period from November 2006 through March 2007, we sold 1,980,500 shares of our common stock at a price of $.05 per share for net proceeds of $62,775 after deducting $36,250 of offering costs. The offering was made pursuant to our SB-2 registration statement that became effective on August 11, 2006. All sales were conducted through our officers and directors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(75,968). In addition, we have no revenue generating operations.

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

Capital and Source of Liquidity.

For the three months ended January 31, 2008, American Antiquities did not pursue any investing activities.

For the three months ended January 31, 2007 made equipment purchases of $1,078 resulting in net cash used in investing activities of $1,078.

For the three months ended January 31, 2008, American Antiquities did not pursue any financing activities.

For the three months ended January 31, 2007, American Antiquities received proceeds from the sale of common stock of $78,750 resulting in net cash provided by financing activities of $78,750.

At January 31, 2008, American Antiquities had $80,146 cash available.

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

Results of Operations

For the three months ended January 31, 2008, we received commission income of $74,133 and had operating expenses of $55,984 resulting in operating income of $18,149. Comparatively, for the three months ended January 31, 2007, we did not receive any revenue and had operating expenses of $5,497. For the three months ended January 31, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $3,740, respectively along with rent and other general and administrative expenses of $55,984 and $1,757, respectively.

Plan of Operation. American Antiquities has experienced net operating income of $18,149 and a net loss of $(5,497) during its development stage for the three months ended January 31, 2008 and 2007. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

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


Item 3. Controls and Procedures

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  March 24, 2008

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director