Form 10-Q
period 2008-04-30
American Antiquities, Inc.
filed 2008-06-19
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended April 30, 2008

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

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
  Large accelerated filer [  ]          Accelerated filer  [  ]
  Non-accelerated filer   [  ]          Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, June 15, 2008: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at April 30, 2008(unaudited) and October 31,
2007
Condensed Statements of Operations for the three and six months ended
  April 30, 2008 and 2007 and for the period from June 6, 2005
  (inception) through April 30, 2008 (unaudited)
Condensed Statements of Cash Flows for the six months ended
  April 30, 2008 and 2007 and for the period from June 6, 2005
  (inception) through April 30, 2008 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets

                                                  April 30,      October 31,
                                                    2008            2007
                                                  ---------      -----------
                                                 (Unaudited)
Assets

Cash                                              $ 24,900         $ 30,274
Office equipment, net of $1,781 (unaudited)
 and $979 of accumulated depreciation,
 respectively                                        3,032            3,834
                                                  --------         --------
                                                  $ 27,932         $ 34,108
                                                  ========         ========


Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)        $  2,350         $  2,350
                                                  --------         --------
    Total liabilities                                2,350            2,350
                                                  --------         --------
Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0-  and
   -0- shares issued and outstanding,
   respectively                                          -                -
  Common stock, $.001 par value; 100,000,000
   shares authorized,  9,980,500 and 9,980,500
   shares issued and outstanding, respectively       9,981            9,981
  Additional paid-in capital                       115,894          115,894
  Deficit accumulated during development stage    (100,293)         (94,117)
                                                  --------         --------
    Total shareholders' equity                      25,582           31,758
                                                  --------         --------
                                                  $ 27,932         $ 34,108
                                                  ========         ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                               June 6, 2005
                                Three Months Ended       Six Months Ended       (Inception)
                                      April 30               April 30             Through
                                ------------------       ----------------         April 30
                                 2008         2007      2008         2007         2008
                               -------       ------    ------       ------     ------------
Commission income              $     -      $     -    $ 74,133    $     -       $ 84,245
Operating expenses:
  Contributed services (Note 2)       -        1,960           -       5,700         24,100
  Rent (Note 2)                       -          300           -         600          2,900
  Other general and
   administrative expenses      24,325       17,427      80,309     18,884        156,215
                              --------     --------    --------   --------      ---------
      Operating income(loss)   (24,325)     (19,687)     (6,176)   (25,184)       (98,970)
                              --------     --------    --------   --------       ---------
Non-operating income(expense):
  Interest income                     -           94            -        117            177
  Interest expense (Note 2)           -            -            -     (1,312)        (1,500)
                              --------     --------    --------   --------      ---------
      Loss before income
        taxes                  (24,325)     (19,593)     (6,176)    (26,379)     (100,293)

Income tax provision (Note 4)        -            -           -           -             -
                              --------     --------    --------    --------     ---------
      Net loss                $(24,325)    $(19,593)   $ (6,176)   $(26,379)    $(100,293)
                              ========     ========    ========     =======      ========

Basic and diluted loss
  per share                   $  (0.00)    $  (0.00)   $  (0.00)   $  (0.00)
                              ========     ========    ========    ========

Weighted average number of
  common shares outstanding  9,980,500    6,893,100   9,980,500   6,799,362
                             =========    =========   =========   =========




See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                                          June 6, 2005
                                                                            (Inception)
                                               Six Months Ended              Through
                                                    April 30,                April 30,
                                             2008            2007              2008
                                          ------------    -----------      -----------
      Net cash used in
       operating activities                $  (5,374)      $ (31,053)      $ (72,062)
                                           ---------       ---------       ---------

Cash flows from investing activities:
  Equipment purchases                              -          (4,813)        (4,813)
                                           ---------       ---------      ---------
     Net cash used in
       investing activities                        -          (4,813)        (4,813)
                                           ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock               -          99,025        138,025
  Deferred offering costs                          -               -        (36,250)
                                          ----------      ----------      ---------

    Net cash provided by
      financing activities                          -          99,025       101,775
                                           ----------      ----------     ---------
    Net change in cash                         (5,374)         63,159        24,900

Cash, beginning of period                      30,274             993             -
                                            ---------       ---------     ---------

Cash, end of period                        $   24,900       $  64,152     $  24,900
                                           ==========       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $        -      $    1,500     $       -
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the year.

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

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". Effective November 1, 2007, we began paying our president a salary of $4,000 per month and recorded no contributed services for the six months ended April 30, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the six months ended April 30, 2008, American Antiquities did not pursue any investing activities.

For the six months ended April 30, 2007, American Antiquities purchased equipment of $4,813 resulting in net cash used in investing activities of $4,813.

For the six months ended April 30, 2008, American Antiquities did not pursue any financing activities.

For the six months ended April 30, 2007, American Antiquities received proceeds from the sale of common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

At April 30, 2008, American Antiquities had $24,900 cash available.

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

Results of Operations

For the three months ended April 30, 2008, we did not receive any revenue and had operating expenses of $24,325. Comparatively, for the three months ended April 30, 2007, we did not receive any revenue and had operating expenses of $19,687. For the three months ended April 30, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $1,960, respectively along with rent and other general and administrative expenses of $24,325 and $17,727, respectively.

For the six months ended April 30, 2008, we received commission revenue of $74,133 and had operating expenses of $80,309. Comparatively, for the six months ended April 30, 2007, we did not receive any revenue and had operating expenses of $25,184. For the six months ended April 30, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $5,700, respectively along with rent and other general and administrative expenses of 80,309 and $19,484, respectively.

Plan of Operation

American Antiquities has experienced a net loss of $(6,176) and $(26,379) during its development stage for the six months ended April 30, 2008 and 2007. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

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

Recent Pronouncements

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures

During the three months ended April 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of April 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  not applicable to small reporting company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 19, 2008

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director