Form 10-Q
period 2008-07-31
American Antiquities, Inc.
filed 2008-09-15
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended July 31, 2008

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

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, August 31, 2008: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheet at July 31, 2008(unaudited) and October 31,
2007
Condensed Statements of Operations for the three and nine months ended
  July 31, 2008 and 2007 and for the period from June 6, 2005
  (inception) through July 31, 2008 (unaudited)
Condensed Statements of Cash Flows for the nine months ended
  July 31, 2008 and 2007 and for the period from June 6, 2005
  (inception) through July 31, 2008 (unaudited)
Notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets

                                                  July 31,      October 31,
                                                    2008            2007
                                                  ---------      -----------
                                                 (Unaudited)
Assets

Cash                                              $ 18,570         $ 30,274
Office equipment, net of $1,781 (unaudited)
 and $979 of accumulated depreciation,
 respectively                                        2,228            3,834
                                                  --------         --------
                                                  $ 20,798         $ 34,108
                                                  ========         ========


Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)        $  2,350         $  2,350
                                                  --------         --------
    Total liabilities                                2,350            2,350
                                                  --------         --------
Shareholders' equity:
  Preferred stock, $.001 par value;
   10,000,000 shares authorized, -0-  and
   -0- shares issued and outstanding,
   respectively                                          -                -
  Common stock, $.001 par value; 100,000,000
   shares authorized,  9,980,500 and 9,980,500
   shares issued and outstanding, respectively       9,981            9,981
  Additional paid-in capital                       115,894          115,894
  Deficit accumulated during development stage    (107,427)         (94,117)
                                                  --------         --------
    Total shareholders' equity                      18,448           31,758
                                                  --------         --------
                                                  $ 20,798         $ 34,108
                                                  ========         ========





See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                               June 6, 2005
                                Three Months Ended       Nine Months Ended      (Inception)
                                      July 31               July 31             Through
                                ------------------       ----------------         July 31,
                                 2008         2007      2008         2007         2008
                               -------       ------    ------       ------     ------------
Commission income              $     -      $     -    $ 74,133    $     -       $ 84,245
Operating expenses:
  Contributed services (Note 2)       -        2,850           -       8,550         24,100
  Rent (Note 2)                       -          300           -         900          2,900
  Other general and
   administrative expenses       7,134        8,757      87,443     27,641        163,349
                              --------     --------    --------   --------      ---------
      Operating income(loss)    (7,134)     (11,907)    (13,310)   (37,091)      (106,104)
                              --------     --------    --------   --------       ---------
Non-operating income(expense):
  Interest income                     -            -            -        117            177
  Interest expense (Note 2)           -            -            -     (1,312)        (1,500)
                              --------     --------    --------   --------      ---------
      Loss before income
        taxes                   (7,134)     (11,907)    (13,310)   (38,226)      (107,427)

Income tax provision (Note 4)        -            -           -           -             -
                              --------     --------    --------    --------     ---------
      Net loss                $ (7,134)    $(11,907)  $ (13,310)   $(38,226)    $(107,427)
                              ========     ========    ========     =======      ========

Basic and diluted loss
  per share                   $  (0.00)    $  (0.00)   $  (0.00)   $  (0.01)
                              ========     ========    ========    ========

Weighted average number of
  common shares outstanding  9,980,500    9,980,500   9,980,500   6,172,069
                             =========    =========   =========   =========




See accompanying notes to condensed, unaudited financial statements.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                                          June 6, 2005
                                                                            (Inception)
                                               Nine Months Ended              Through
                                                    July 31,                 April 30,
                                             2008            2007              2008
                                          ------------    -----------      -----------
      Net cash used in
       operating activities               $  (11,704)      $ (39,409)      $ (78,392)
                                           ---------       ---------       ---------

Cash flows from investing activities:
  Equipment purchases                              -          (4,813)        (4,813)
                                           ---------       ---------      ---------
     Net cash used in
       investing activities                        -          (4,813)        (4,813)
                                           ---------       ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock               -          99,025        138,025
  Deferred offering costs                          -               -        (36,250)
                                          ----------      ----------      ---------

    Net cash provided by
      financing activities                          -          99,025       101,775
                                           ----------      ----------     ---------
    Net change in cash                        (11,704)         54,803        18,570

Cash, beginning of period                      30,274             993             -
                                            ---------       ---------     ---------

Cash, end of period                        $   18,570       $  55,796     $  18,570
                                           ==========       =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                           $        -      $        -     $       -
                                           ==========      ==========     =========
    Interest                               $        -      $    1,500     $       -
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the year.

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

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". Effective November 1, 2007, we began paying our president a salary of $4,000 per month. Due to limited operating activity and limited funds, the president salary was terminated effective May 31, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the nine months ended July 31, 2008, American Antiquities did not pursue any investing activities.

For the nine months ended July 31, 2007, American Antiquities purchased equipment of $4,813 resulting in net cash used in investing activities of $4,813.

For the nine months ended July 31, 2008, American Antiquities did not pursue any financing activities.

For the nine months ended July 31, 2007, American Antiquities received proceeds from the sale of common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

At July 31, 2008, American Antiquities had $18,570 cash available.

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

Results of Operations

For the three months ended July 31, 2008, we did not receive any revenue and had operating expenses of $7,134. Comparatively, for the three months ended July 31, 2007, we did not receive any revenue and had operating expenses of $11,907. For the three months ended July 31, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $2,850, respectively along with rent and other general and administrative expenses of $7,134 and $9,057, respectively.

For the nine months ended July 31, 2008, we received commission revenue of $74,133 and had operating expenses of $87,443. Comparatively, for the nine months ended July 31, 2007, we did not receive any revenue and had operating expenses of $37,091. For the nine months ended July 31, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $8,550, respectively along with rent and other general and administrative expenses of $87,443 and $28,541, respectively.

Plan of Operation

American Antiquities has experienced a net loss of $(13,310) and $(37,091) during its development stage for the nine months ended July 31, 2008 and 2007. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

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

Item 4T.  Controls and Procedures

During the three months ended July 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  September 15, 2008

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director