Form 10-K
period 2008-10-31
American Antiquities, Inc.
filed 2009-01-29
CIK 1346973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
   THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended: October 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange act Yes [ ] No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Pinnacle was required to file such reports), and (2) has been subject to such
filing requirements for at least the part 90 days.     Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]  Accelerated filer  [  ]
Non-accelerated filer  [  ]    Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $455,515.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2008 was 9,980,500 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

AMERICAN ANTIQUITIES, INC.
FORM 10-K
For the Fiscal Year Ended October 31, 2008

Table of Contents

PART I

ITEM 1.  BUSINESS
ITEM 1A.  RISK FACTORS
ITEM 1B.  UNRESOLVED STAFF COMMENTS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.  CONTROLS AND PROCEDURES
ITEM 8B.  OTHER INFORMATION

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATION GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT
ITEM 10.  EXECUTIVE COMPENSATION
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
ITEM 13.  EXHIBITS
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The various items owned by the registrant are not be surcharged the customary auction consignment fees, but all other normal marketing charges such as design, set up, advertising and printing related fees apply to any items sold by us. The auction consignment fees we receive are directly proportional to the value of the assigned items and will range from as low as 10% to as high as 30% of the price realized for the items auction.

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

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.  PROPERTIES.

Our principal office is located at 2531 Jackson Road, Suite #177, Ann Arbor, Michigan 48103, with a rental rate of $50 per month on a month to month basis under an oral lease commencing June 1, 2005. This office space consists of approximately 300 square feet in a room in the home of Joseph A. Merkel, an officer and director and will be used exclusively for our operations. Additionally, an auxiliary company office utilized primarily for administrative activities is located at 1085 Cambridge Drive, Buffalo Grove, Illinois 60089 consisting of 300 square feet. This space is leased to Kevin T. Quinlan, an officer and director by John and Ann Quinlan, his parents and is subleased to

The registrant on a month-to-month basis under an oral lease for $50 per month commencing June 1, 2005. We believe that these offices will be sufficient for us during at least the next twelve months.

As of October 31, 2008, we paid the president a total of $6,620 for office rent.

ITEM 3.  LEGAL PROCEEDINGS.

American Antiquities, Inc. is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended October 31, 2008, no matters were submitted to a vote of American Antiquities, Inc. security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Item 5(a)

a) Market Information. The registrant's common A shares have been listed in the NASD over-the-counter bulletin board under the symbol "AAQS" since September 6, 2007. As of October 31, 2008, there was only a limited market for the registrant's common A shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock for each quarter since trading commenced. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended                        High bid         Low bid
10/31/07                               0.25            0.12
1/31/08                                0.35            0.08
4/30/08                                0.51            0.25
7/31/08                                0.35            0.11
10/31/08                               0.32            0.15

b) Holders. At October 31, 2008, there were 68 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None

5(b)  Use of Proceeds.  Not applicable.

Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(109,867). In addition, we have not earned any significant revenue from operations.

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

Capital and Source of Liquidity.

For the year ended October 31, 2008, the registrant did not pursue any financing activities.

For the year ended October 31, 2007, the registrant purchased equipment of $4,813 resulting in net cash used in investing activities of $4,813.

For the year ended October 31, 2008, the registrant did not pursue any financing activities.

For the year ended October 31, 2007, American Antiquities received proceeds from the sale of its common stock of $99,025 resulting in net cash provided by financing activities of $99,025.

At October 31, 2007, American Antiquities had $16,128 cash available. Comparatively, at October 31, 2007, American Antiquities had $30,274 cash available.

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

Results of Operations

We are a development stage company that has not generated significant revenues from operations. For the year ended October 31, 2008, we received commission income of $46,408 and had operating expenses of $62,158. Comparatively, for the year ended October 31, 2007, we received commission income of $10,112 and had operating expenses of $85,229. For years ended October 31, 2008 and 2007, these expenses consisted of the contributed services by the officers of $0 and $20,330, respectively along with rent of $6,620 and $1,200, professional fees of $15,198 and $10,245 and other general and administrative expenses of $10,340 and $45,454, respectively.

Plan of Operation. The registrant has experienced a net loss of $(15,750) and $(76,252) during its development stage for the years ended October 31, 2007 and 2006. In addition, American Antiquities has no significant assets or significant revenue generating operations.

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

Recent Pronouncements. In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on our results of operations or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements. The effective date of SFAS 162 is 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our financial statements.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The registrant does not believe that the adoption of these standards will have any impact on its financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

(a) As of October 31, 2008, the Chief Executive Officer and Chief Financial Officer of the registrant carried out an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

(b) There were no changes in the registrant's internal control over financial reporting that occurred during the period ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATION GOVERANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of The registrant, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.

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


ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

For the years ended October 31, 2008 and 2007, Mr. Merkel received $30,000 and $8,000 in fiscal year ended October 31, 2008 and 2007, respectively. No other executive compensation has been paid. The officers contributed services valued at $0 and $20,330 for the years ended October 31, 2008 and 2007 based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2008.

We have entered into oral employment agreements with our officers. Pursuant to these oral agreements, the officers are compensated $1,500 per month commencing August 2006. As of June 1, 2006, Mr. Merkel was revised so that Mr. Merkel receives $4,000 per month as long as the registrant has the funds to pay the salary, while being able to fully conduct business without financial difficulty. The term of the oral agreements is at will. There are no other material terms to the oral agreements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

(1) Based upon 9,980,500 issued and outstanding as of January
15, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period from December 1, 2007 through June 30, 2008, the Company rented office space from its president at a rate of $946 per month. Rent expense totaled $6,620 for the year ended October 31, 2008.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. The office rentals ended in October 2007; however, as of October 31, 2008, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005
(inception) through October 31, 2005.  The services were valued at

$20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". There were no contributed services during the year ended October 31, 2008.

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

Director Independence.

The registrant's Board of Directors consists of Joseph Merkel and Kevin Quinlan. Neither Joseph Merkel nor Kevin Quinlan is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended October 31, 2008, there were no transactions with related persons other than as described herein.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $10,732 and $6,460 from Cordovano and Honeck LLP for the 2008 and 2007 fiscal years, respectively. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Qs.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cordovano and Honeck LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cordovano and Honeck LLP during fiscal 2008 and 2007.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements
  The following financial statements as of October 31, 2008 and 2007 and for the period from June 6, 2005 (inception) through October 31, 2008 are included herewith:

   (2)  Supplemental Schedules
  All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

   (3) Exhibits

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    January 29, 2009

American Antiquities, Inc.

/s/Joseph A. Merkel
------------------------------
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc.
(Registrant)

By: /s/Joseph A. Merkel                     Dated: January 29, 2009
    ----------------------
    Joseph A. Merkel
Director, Chief Executive Officer


By: /s/Kevin T. Quinlan                     Dated: January 29, 2009
    ----------------------
    Kevin T. Quinlan
Chief Financial Officer,
Controller and Director

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm           25

Balance Sheets at October 31, 2008 and 2007                       26

Statements of Operations for the years ended October
  31, 2008 and 2007, and for the period from June 6, 2005
  (inception) through October 31, 2008                            27

Statement of Changes in Shareholders' Equity for the
  period from June 6, 2005 (inception) through October 31, 2008   28

Statements of Cash Flows for the years ended October
  31, 2008 and 2007, and for the period from June 6, 2005
  (inception) through October 31, 2008                            30

Notes to Financial Statements                                     31

[Letterhead of Cordovano and Honeck LLP}

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
American Antiquities Incorporated:

We have audited the accompanying balance sheet of American Antiquities Incorporated (a development stage company) as of October 31, 2008 and 2007, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended October 31, 2008 and 2007, and for the period from June 6, 2005 (inception) through October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Antiquities Incorporated as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007, and for the period from June 6, 2005 (inception) through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
January 23, 2009

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Balance Sheets

                                                                  October 31,
                                                                  -----------
                                                              2008           2007
                                                              ----           ----
Assets

Cash                                                       $ 16,128      $ 30,274
Office equipment, net of accumulated depreciation
  $2,583 and $979, respectively                               2,230         3,834
                                                           --------      --------
                                                           $ 18,358      $ 34,108
                                                           ========      ========

Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)                 $  2,350      $  2,350
                                                           --------      --------
      Total liabilities                                       2,350         2,350
                                                           --------      --------
Shareholders' equity:
  Preferred stock, $.001 par value; 10,000,000
    shares authorized, -0- shares issued and
    outstanding                                                   -             -
  Common stock, $.001 par value; 100,000,000 shares
    authorized, 9,980,500 and 9,980,500 shares issued
   and outstanding                                            9,981         9,981
 Additional paid-in capital                                 115,894       115,894
 Deficit accumulated during development stage              (109,867)      (94,117)
                                                           --------      --------
      Total shareholders' equity                             16,008        31,758
                                                           --------      --------
                                                           $ 18,358      $ 34,108
                                                           ========      ========

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statements of Operations

                                                                     June 6, 2005
                                             For The     For The      (Inception)
                                           Year Ended   Year Ended      Through
                                           October 31,  October 31,    October 31,
                                              2008         2007           2008
                                           -----------  -----------  -------------
Commission income                           $   46,408   $   10,112   $   56,520
                                            ----------   ----------   ----------
Operating expenses:
 Contributed services (Note 2)                       -       20,330       24,100
 Rent, related party (Note 2)                    6,620        1,200        9,520
 Payroll                                        30,000        8,000       38,000
 Professional fees                              15,198       10,245       28,743
 Other general and administrative expenses      10,340       45,454       64,701
                                            ----------   ----------   ----------
      Operating income/(loss)                  (15,750)     (75,117)    (108,544)

Non-operating income(expense):
Interest income                                      -          177          177
Interest expense (Note 2)                            -       (1,312)      (1,500)
                                            ----------   ----------   ----------
      Loss before income taxes                 (15,750)     (76,252)    (109,867)

Income tax provision (Note 4)                        -            -            -
                                            ----------   ----------   ----------
      Net loss                              $  (15,750)  $  (76,252)  $ (109,867)
                                            ==========   ==========   ==========
Basic and diluted loss per share            $    (0.00)  $    (0.00)
                                            ==========   ==========
Weighted average number of common
 shares outstanding                          9,980,500   27,606,699
                                             =========   ==========

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

                                                                  Deficit
                                                                Accumulated
                                                    Additional    During
                              Common Stock           Paid-In    Development
                          Shares        Par Value    Capital       Stage      Total
                          -----------------------   ----------  -----------  -------
Balance, June 6, 2005
  (inception)                      -     $      -     $      -    $     -     $     -
October 2005, common
  stock sold to founders
  and insiders, $.0012
  (post- split) per share
  (Note 2)                32,500,000       32,500        6,500           -     39,000
Services contributed by
  officers/directors
  (Note 2)                         -            -          530           -        530
Net loss                           -            -            -      (1,205)    (1,205)
Balance, October 31,
  2005                    32,500,000       32,500        7,030      (1,205)    38,325
                          ----------     --------    ---------    --------   --------
Services contributed by
  officers/directors
  (Note 2)                         -            -        3,240           -      3,240
Net loss                           -            -            -     (16,660)   (16,660)
                          ----------     --------    ---------    --------   --------
Balance, October
  31, 2006                32,500,000       32,500       10,270     (17,865)    24,905
November 2006 to March
  2007, common stock
  sold pursuant to
  Form SB-2 registered
  offering at $.05
  (post-split) per share,
  less $36,250 of offering
  costs (Note 3)           1,980,500        1,981        60,794          -     62,775
May 2007, cancellation
  of officers' common
  shares (Note 2)        (24,500,000)     (24,500)       24,500          -          -
Services contributed by
  officers/directors
  (Note 2)                         -            -        20,330          -     20,330
Net loss                           -            -             -    (76,252)   (76,252)
                          ----------     --------     ---------   --------   --------
Balance, October
  31, 2007                 9,980,500      $ 9,981     $ 115,894  $ (94,117)  $ 31,758
                          ----------     --------     ---------   --------   --------



Net loss                           -            -             -    (15,750)   (15,750)
                          ----------     --------     ---------   --------   --------
Balance, October
  31, 2008                 9,980,500      $ 9,981     $ 115,894  $(109,867)  $ 16,008
                          ==========     ========     =========  =========   ========

See accompanying notes to financial statement

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statements of Cash Flows

                                                                     June 6, 2005
                                                                     (Inception)
                                           For The Years Ended         Through
                                              October 31                October 31,
                                              2008        2007           2007
                                           -----------  -----------  -------------
Cash flows from operating activities:
 Net loss                                    $(15,750)   $(76,252)    $(109,867)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                    1,604         979         2,583
   Services contributed by officers/
     directors (Note 2)                             -       20,330       24,100
   Changes in operating assets and
    liabilities:
     Accrued liabilities                            -      (2,500)            -
     Indebtedness to related parties                -      (7,488)        2,350
                                             --------    --------      --------
       Net cash provided by operating
        activities                            (14,146)    (64,931)      (80,834)
                                             --------    --------      --------
Cash flows from investing activities:
 Equipment purchases                                -      (4,813)       (4,813)
                                             --------    --------      --------
       Net cash used in investing activities        -      (4,813)       (4,813)
                                             --------    --------      --------
Cash flows from financing activities:
 Proceeds from sale of common stock                 -      99,025       138,025
 Deferred offering costs                            -           -       (36,250)
                                             --------    --------      --------
       Net cash provided by (used in)
        financing activities                        -      99,025       101,775
                                            ---------    --------      --------
        Net change in cash                    (14,146)     29,281        16,128

Cash, beginning of period                      30,274         993             -
                                             --------    --------      --------
Cash, end of period                          $ 16,128    $ 30,274      $ 16,128
                                             ========    ========      ========
Supplemental disclosure of cash
  flow information:
   Cash paid during the period for:
     Income taxes                            $      -    $      -      $      -
                                             ========    ========      ========
     Interest                                $      -    $  1,500      $  1,500

See accompanying notes to financial statement

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(1)   Nature of Organization and Summary of Significant Accounting
Policies

Nature of Organization

American Antiquities Incorporated (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Illinois on
June 6, 2005.   We were organized to engage in the business of
purchasing items and accepting items on consignment that will be sold at auction. We purchase our inventory from private individuals, through public auctions, and at estate sales. Consigned items are sold utilizing both live and on-line auctions. Items that are purchased will be sold to private entities or at auction. We do not plan to have a physical retail store location. We have earned minimal revenue since our inception, and we did not own any inventory at October 31, 2008.

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

During the period from inception through October 31, 2008, we have sold common stock to insiders and issued a promissory note to an officer in order to raise capital to acquire inventory and commence revenue-producing operations. However, as of October 31, 2008, we have not acquired any inventory and have engaged in limited revenue-producing operations. In the longer term, we plan to expand our inventory and operations and eventually become profitable. There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at October 31, 2008.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently set at three years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Deferred Offering Costs

We have incurred legal and accounting fees related to the preparation of our public stock offering. Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Financial Instruments

Our financial instruments consist of cash and accrued liabilities. At October 31, 2008, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments.

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

Year-end

Our year-end is October 31.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on our results of operations or financial position.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements. The effective date of SFAS 162 is 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our financial statements.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The registrant does not believe that the adoption of these standards will have any impact on its financial statements.

(2) Related Party Transactions

During the period from December 1, 2007 through June 30, 2008, the Company rented office space from its president at a rate of $946 per month. Rent expense totaled $6,620 for the year ended October 31, 2008.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. The office rentals ended in October 2007; however, as of October 31, 2008, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". There were no contributed services during the year ended October 31, 2008.

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

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                              October 31,
                                            2008       2007
                                         ---------------------
U.S. Federal statutory graduate rate       15.00%       15.35%
State income tax rate,
  net of federal benefit                    0.00         6.18%
Permanent differences                       0.00        -5.74%
Net operating loss for which no tax
  benefit is currently available          -15.00%      -15.79%
                                          ------       ------
                                            0.00%        0.00%
                                          ======       ======

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

At October 31, 2008, deferred tax assets consisted of a net tax asset of $17,251, due to operating loss carryforwards of $85,767 which was fully allowed for, in the valuation allowance of $17,251. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended October 31, 2008 and 2007 totaled $2,363 and $12,042, respectively. The current tax benefit also totaled $2,363 and $12,042, respectively, for the years ended October 31, 2008 and 2007. The net operating loss carryforward expires through the year 2028.

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