Form 10-Q
period 2009-01-31
American Antiquities, Inc.
filed 2009-03-23
CIK 1346973

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

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, February 28, 2009: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheets at January 31, 2009(unaudited) and October 31,
2008
Condensed Statements of Operations for the three months ended
  January 31, 2009 and 2008 and for the period from June 6, 2005
  (inception) through January 31, 2009 (unaudited)
Condensed Statements of Cash Flows for the three months ended
  January 31, 2009 and 2008 and for the period from June 6, 2005
  (inception) through January 31, 2009 (unaudited)
Notes to financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Balance Sheets

                                                   January 31,      October 31,
                                                       2009            2008
                                                   ----------      ------------
                                                   (Unaudited)      (Audited)
Assets

  Cash                                              $   10,641        $   16,128

  Office equipment, net of accumulated depreciation
    of $2,984 and $2,583, respectively                   1,829             2,230
                                                    ----------        ----------
                                                    $   12,470        $   18,358
                                                    ==========        ==========

Liabilities and Shareholders' Equity

Liabilities:
  Indebtedness to related parties (Note 2)          $    2,350        $    2,350
                                                    ----------        ----------
      Total liabilities                                  2,350             2,350
                                                    ----------        ----------

Shareholders' Equity:
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized; -0- and -0- shares issued and
    outstanding, respectively                                -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 9,980,500 and 9,980,500 shares
    issued and outstanding, respectively                 9,981             9,981
  Additional paid-in capital                           115,894           115,894
  Deficit accumulated during development stage        (115,755)         (109,867)
                                                    ----------        ----------
      Total shareholders' equity                        10,120            16,008
                                                    ----------        ----------
                                                    $   12,470        $   18,358
                                                    ==========        ==========


    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Statements of Operations
(UNAUDITED)

                                                                                  June 6, 2005
                                                     For the Three Months Ended    (Inception)
                                                           January 31,               Through
                                                         ----------------           January 31,
                                                        2009         2008             2009
                                                     ----------   ----------      ------------
Commission income                                     $      -      $ 40,741         $ 56,520
                                                      --------      --------        ---------

Operating expenses:
  Contributed services (Note 2)                              -             -           24,100
  Rent (Note 2)                                              -             -            9,520
  Payroll                                                    -             -           38,000
  Professional fees                                      1,680             -           30,423
  Other general and administrative expenses              4,208        22,592           68,909
                                                      --------      --------        ---------
      Operating income/(loss)                           (5,888)       18,149         (114,432)

Non-operating income (expense):
  Interest income                                            -             -              177
  Interest expense (Note 2)                                  -             -           (1,500)
                                                      --------      --------        ---------
      Income/(loss) before income taxes                 (5,888)       18,149         (115,755)

Income tax provision (Note 4)                                -             -                -
                                                      --------      --------        ---------
      Net income/(loss)                               $ (5,888)     $ 18,149        $(115,755)
                                                      ========      ========        =========
Basic and diluted income/(loss) per share             $  (0.00)     $  (0.00)
                                                      ========      ========

Weighted average number of common shares
 O=outstanding                                       9,980,500     9,980,500
                                                     =========     =========

    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                       (A Development Stage Company)
                       Condensed Statements of Cash Flows
(UNAUDITED)

                                                                                  June 6, 2005
                                                     For the Three Months Ended    (Inception)
                                                           January 31,               Through
                                                         ----------------           January 31,
                                                        2009         2008             2009
                                                     ----------   ----------      ------------
    Net cash used in operating activities             $ (5,487)     $ 49,872         $(86,321)
                                                      --------      --------         --------
Cash flows from investing activities:
  Equipment purchases                                        -             -           (4,813)
                                                      --------      --------         --------
    Net cash used in investing activities                    -             -           (4,813)
                                                      --------      --------         --------
Cash flows from financing activities:
  Proceeds from sale of common stock                         -             -          138,025
  Deferred offering costs                                    -             -          (36,250)
                                                      --------      --------         --------
    Net cash provided by financing activities                -             -          101,775
                                                      --------      --------         --------
    Net change in cash                                  (5,487)       49,872           10,641
Cash, beginning of period                               16,128        30,274                -
                                                      --------      --------         --------
Cash, end of period                                   $ 10,641      $ 80,146         $ 10,641
                                                      ========      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                      $      -      $      -         $      -
                                                      ========      ========         ========
    Interest                                          $      -      $      -         $  1,500
                                                      ========      ========         ========

   See accompanying notes to condensed, unaudited financial statements

                    AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                 Notes to Condensed Financial Statements
                             (Unaudited)

(1) Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company ("we", "us", "our") in accordance with the accounting policies in our audited financial statements for the year ended October 31, 2008 as filed in our Form 10-K and should be read in conjunction with the notes thereto. We are in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Related Party Transactions

On September 15, 2006, we issued a promissory note to an officer in exchange for $8,500. The note included an interest payment of $1,500. The note was payable once we broke escrow on our initial public offering (see Note 3), or 12 months from the date of the note, whichever came first. As of October 31, 2006, $188 of the $1,500 interest charge was accrued and recorded as interest expense. We repaid the $8,500 note and $1,500 of interest expense during December 2006.

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. The office rentals ended in October 2007; however, as of January 31, 209, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005. The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007. The contributed services are included in the accompanying financial statements as "contributed services" with a corresponding credit to "additional paid-in capital". There were no contributed services since October 31, 2007.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the three months ended January 31, 2009 and 2008, American
Antiquities did not pursue any investing activities.

For the three months ended January 31, 2009 and 2008, American
Antiquities did not pursue any financing activities.

At January 31, 2009, American Antiquities had $10,641 cash available.

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

Results of Operations

For the three months ended January 31, 2009, we did not receive any revenue and had operating expenses of $5,888. Comparatively, for the three months ended January 31, 2008, we received commission income of $40,741 and had operating expenses of $22,592. For the three months ended January 31, 2009 and 2008, these expenses consisted of the professional fees of $1,680 and $0, respectively, and other general and administrative expenses of $4,208 and $22,592, respectively.

Plan of Operation

American Antiquities has experienced a net income/(loss) of $(5,888) and $18,149 during its development stage for the three months ended January 31, 2009 and 2008. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

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

Item 4T.  Controls and Procedures

During the three months ended January 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of January 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

Dated:  March 21, 2009

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director