Form 10-Q
period 2009-04-30
American Antiquities, Inc.
filed 2009-06-15
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended April 30, 2009

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

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, April 30, 2009: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheets at April 30, 2009(unaudited) and October 31,
2008
Condensed Statements of Operations for the three and six months ended
  April 30, 2009 and 2008 and for the period from June 6, 2005
  (inception) through April 30, 2009 (unaudited)
Condensed Statements of Cash Flows for the six months ended
  April 30, 2009 and 2008 and for the period from June 6, 2005
  (inception) through April 30, 2009 (unaudited)
Notes to financial statements (unaudited)

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Balance Sheets

                                                     April 30,      October 31,
                                                       2009            2008
                                                   ----------      ------------
                                                   (Unaudited)      (Audited)
Assets

  Cash                                              $    2,917        $   16,128

  Office equipment, net of accumulated depreciation
    of $3,385 and $2,583, respectively                   1,428             2,230
                                                    ----------        ----------
                                                    $    4,345        $   18,358
                                                    ==========        ==========

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
  Indebtedness to related parties (Note 2)          $    5,350        $    2,350
                                                    ----------        ----------
      Total liabilities                                  5,350             2,350
                                                    ----------        ----------

Shareholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized; -0- and -0- shares issued and
    outstanding, respectively                                -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 9,980,500 and 9,980,500 shares
    issued and outstanding, respectively                 9,981             9,981
  Additional paid-in capital                           115,894           115,894
  Deficit accumulated during development stage        (126,880)         (109,867)
                                                    ----------        ----------
      Total shareholders' equity (deficit)              (1,005)           16,008
                                                    ----------        ----------
                                                    $    4,345        $   18,358
                                                    ==========        ==========


    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Statements of Operations
(UNAUDITED)

                                                                               June 6, 2005
                                Three Months Ended       Six Months Ended       (Inception)
                                      April 30               April 30            Through
                                ------------------       ----------------        April 30
                                 2009         2008      2009         2008          2009
                               -------       ------    ------       ------     ------------
Commission income              $     -      $     -    $      -    $ 74,133    $  56,520
                               -------      -------    --------    --------    ---------
Operating expenses:
  Contributed services (Note 2)       -            -           -            -       24,100
  Rent (Note 2)                       -            -           -            -        9,520
  Payroll                            -            -           -           -       38,000
  Professional fees             10,461        7,258      12,141       9,689       40,884
  Other general and
   administrative expenses         664       17,067       4,872      70,620       69,573
                              --------     --------    --------    --------    ---------
      Operating income(loss)   (11,125)     (24,325)    (17,013)     (6,176)    (125,557)
                              --------     --------    --------    --------    ---------
Non-operating income(expense):
  Interest income                     -            -           -            -          177
  Interest expense (Note 2)           -            -           -            -       (1,500)
                              --------     --------    --------    --------    ---------
      Income(loss) before income
        taxes                  (11,125)     (24,325)    (17,013)     (6,176)    (126,880)

Income tax provision (Note 4)        -            -           -           -            -
                              --------     --------    --------    --------    ---------
      Net income/(loss)       $(11,125)    $(24,325)   $(17,013)   $ (6,176)   $(126,880)
                              ========     ========    ========    ========    =========

Basic and diluted income/(loss)
  per share                   $  (0.00)    $  (0.00)   $  (0.00)   $  (0.00)
                              ========     ========    ========    ========

Weighted average number of
  common shares outstanding  9,980,500    9,980,500   9,980,500   9,980,500
                             =========    =========   =========   =========

    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                       (A Development Stage Company)
                       Condensed Statements of Cash Flows
(UNAUDITED)

                                                                                  June 6, 2005
                                                     For the Six Months Ended     (Inception)
                                                           April 30,                Through
                                                         ----------------           April 30,
                                                        2009         2008             2009
                                                     ----------   ----------      ------------
    Net cash used in operating activities             $(16,211)     $ (5,374)        $(97,045)
                                                      --------      --------         --------
Cash flows from investing activities:
  Equipment purchases                                        -             -           (4,813)
                                                      --------      --------         --------
    Net cash used in investing activities                    -             -           (4,813)
                                                      --------      --------         --------
Cash flows from financing activities:
  Proceeds from sale of common stock                         -             -          138,025
  Proceeds from related party advance                    3,000             -            3,000
  Deferred offering costs                                    -             -          (36,250)
                                                      --------      --------         --------
    Net cash provided by financing activities            3,000             -          104,775
                                                      --------      --------         --------
    Net change in cash                                 (13,211)       (5,374)           2,917
Cash, beginning of period                               16,128        30,274                -
                                                      --------      --------         --------
Cash, end of period                                   $  2,917      $ 24,900         $  2,917
                                                      ========      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                      $      -      $      -         $      -
                                                      ========      ========         ========
    Interest                                          $      -      $      -         $  1,500
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) Related Party Transactions

During March 2009, a relative of one of the Company's officers advanced the Company $3,000 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying financial statements as "indebtedness to related parties".

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. The office rentals ended in October 2007; however, as of April 30, 2009, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the six months ended April 30, 2009 and 2008, American Antiquities did not pursue any investing activities.

For the six months ended April 30, 2009, American Antiquities received the proceeds from related party advance of $3,000 resulting in net cash provided by financing activities of $3,000.

For the six months ended April 30, 2008, American Antiquities did not pursue any financing activities.

At April 30, 2009, American Antiquities had $2,917 cash available.

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

Results of Operations

For the three months ended April 30, 2009, we did not receive any revenue and had operating expenses of $11,125. Comparatively, for the three months ended April 30, 2008, we did not receive any revenue and had operating expenses of $24,325. For the three months ended April 30, 2009 and 2008, these expenses consisted of professional fees of $10,461 and 7,258, respectively and other general and administrative expenses of $664 and $17,067, respectively.

For the six months ended April 30, 2009, we did not receive any revenue and had operating expenses of $17,013. Comparatively, for the six months ended April 30, 2008, we received commission revenue of $74,133 and had operating expenses of $80,309. For the six months ended April 30, 2009 and 2008, these expenses consisted of professional fees of $12,141 and 9,689, respectively and other general and administrative expenses of $4,872 and $70,620, respectively.

Plan of Operation

American Antiquities has experienced a net loss of $(17,013) and $(6,176) during its development stage for the six months ended April 30, 2009 and 2008. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

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

As funds from advances, private funding and future revenues allow, we will commence ongoing operations which include:
   - making purchases for resale and to resell such items at trade shows, retail outlets or through internet websites
   - accepting consignments for sale and resell at trade shows, to customers through mailing lists, retail outlets or through the internet
   - making purchases for auction and sell through live auctions on Ebay, Yahoo, TIAS or other web applications;
   -  accepting consignments for auction and sell on online auctions;
and
   -  attending trade shows and make exhibits.

The costs and expenses involved in pursuing our ongoing operations are variable and will be based on market conditions. There is no way to determine specific costs in advance.

We anticipate developing our plan for the next twelve months using a combination of minimum proceeds from advances and private funding and the cash flow generated from future sales and commissions.
Recent Accounting Pronouncements

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

Item 4T.  Controls and Procedures

During the three months ended April 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  June 12, 2009

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director