Form 10-K/A
period 2008-10-31
American Antiquities, Inc.
filed 2009-06-25
CIK 1346973

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           Amendment 1 to
                             FORM 10-K

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

Large accelerated filer  [  ]  Accelerated filer  [  ]
Non-accelerated filer  [  ]    Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the registrant at June 25, 2009 was approximately $499,025.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of June 25, 2009 was 9,980,500 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

AMERICAN ANTIQUITIES, INC.

Amendment 1 to
FORM 10-K

For the Fiscal Year Ended October 31, 2008

Table of Contents

PART I

ITEM 1.   BUSINESS                                                 4
ITEM 1A.  RISK FACTORS                                             8
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                8
ITEM 2.   PROPERTIES                                               8
ITEM 3.   LEGAL PROCEEDINGS                                        9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                    10
ITEM 6.   SELECTED FINANCIAL DATA                                 11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                    11
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                            15
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             15
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                    16
ITEM 9A.  CONTROLS AND PROCEDURES                                 16
ITEM 9B.  OTHER INFORMATION                                       17

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATION
            GOVERANCE                                             18
ITEM 11.  EXECUTIVE COMPENSATION                                  19
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS            20
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE                                 21
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                  22
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                 23
SIGNATURES                                                        24

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

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

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

PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Item 5(a)

a) Market Information. The registrant's common A shares have been listed in the NASD over-the-counter bulletin board under the symbol "AAQS" since September 6, 2007. As of June 25, 2009, there was only a limited market for the registrant's common A shares.

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

b) Holders. At June 25, 2009, there were 68 shareholders of the registrant.

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

We are pursuing private debt and/or equity financing for our operations. No specific terms have been determined. We will need a minimum of $50,000 over the next twelve months to commence and continue operations. Failure to secure such financing or alternatively, to raise additional debt or equity capital in the next twelve months and to develop our revenue base may result in American Antiquities depleting our available funds and not being able pay our obligations. There can be no assurance that we could be able to continue our business plan.

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

Results of Operations.

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

Off-balance Sheet Arrangements.

The registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations.

The registrant does not have any contractual obligations.

Plan of Operation. The registrant experienced a net loss of $(15,750) and $(76,252) during its development stage for the years ended October 31, 2007 and 2006. In addition, American Antiquities has no significant assets or significant revenue generating operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended October 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded such controls and procedures were not effective as of October 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the registrant is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the registrant's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the registrant's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a material weakness in our internal control over financial reporting. Therefore, it is our conclusion that the registrant's internal controls over financial reporting were not effective as of October 31, 2008.

Due to an error in the review and edgarization process, the registrant inadvertently omitted management's report on internal control over financial reporting from its Form 10-K filed on January 29, 2009. Management has implemented additional internal controls to ensure that similar omissions in the reports that it files or submits under the Act do not occur.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.


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

Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of The registrant, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 25, 2009, the number and percentage of outstanding shares of American Antiquities common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

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

(1) Based upon 9,980,500 issued and outstanding as of June 25, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the period from December 1, 2007 through October 31, 2008, the Company rented office space from its president at a rate of $946 per month. Rent expense totaled $6,620 for the year ended October 31, 2008.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date:    June 25, 2009

American Antiquities, Inc.

/s/Joseph A. Merkel
------------------------------
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc.
(Registrant)

By: /s/Joseph A. Merkel                     Dated: June 25, 2009
    ----------------------
    Joseph A. Merkel
Director, Chief Executive Officer


By: /s/Kevin T. Quinlan                     Dated: June 25, 2009
    ----------------------
    Kevin T. Quinlan
Chief Financial Officer,
Controller and Director

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm           26

Balance Sheets at October 31, 2008 and 2007                       27

Statements of Operations for the years ended October
  31, 2008 and 2007, and for the period from June 6, 2005
  (inception) through October 31, 2008                            28

Statement of Changes in Shareholders' Equity for the
  period from June 6, 2005 (inception) through October 31, 2008   29

Statements of Cash Flows for the years ended October
  31, 2008 and 2007, and for the period from June 6, 2005
  (inception) through October 31, 2008                            31

Notes to Financial Statements                                     32

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