Form 10-Q
period 2009-07-31
American Antiquities, Inc.
filed 2009-09-14
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended July 31, 2009

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

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, July 31, 2009: Common Stock - 9,980,500

PART I -- FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

Condensed Balance Sheets at July 31, 2009(unaudited) and October 31,
2008
Condensed Statements of Operations for the three and nine months ended
  July 31, 2009 and 2008 and for the period from June 6, 2005
  (inception) through July 31, 2009 (unaudited)
Condensed Statements of Cash Flows for the nine months ended
  July 31, 2009 and 2008 and for the period from June 6, 2005
  (inception) through July 31, 2009 (unaudited)
Notes to financial statements (unaudited)

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Balance Sheets

                                                     July 31,      October 31,
                                                       2009            2008
                                                   ----------      ------------
                                                   (Unaudited)      (Audited)
Assets

  Cash                                              $    3,355        $   16,128

  Office equipment, net of accumulated depreciation
    of $3,385 and $2,583, respectively                   1,027             2,230
                                                    ----------        ----------
                                                    $    4,382        $   18,358
                                                    ==========        ==========

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
  Indebtedness to related parties (Note 2)          $    8,350        $    2,350
                                                    ----------        ----------
      Total liabilities                                  8,350             2,350
                                                    ----------        ----------

Shareholders' Equity (Deficit):
  Preferred stock, $0.001 par value; 10,000,000
    shares authorized; -0- and -0- shares issued and
    outstanding, respectively                                -                 -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 9,980,500 and 9,980,500 shares
    issued and outstanding, respectively                 9,981             9,981
  Additional paid-in capital                           115,894           115,894
  Deficit accumulated during development stage        (129,843)         (109,867)
                                                    ----------        ----------
      Total shareholders' equity (deficit)              (3,968)           16,008
                                                    ----------        ----------
                                                    $    4,382        $   18,358
                                                    ==========        ==========


    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                      (A Development Stage Company)
                        Condensed Statements of Operations
(UNAUDITED)

                                                                               June 6, 2005
                                Three Months Ended       Nine Months Ended       (Inception)
                                      July 31               July 31            Through
                                ------------------       ----------------        July 31
                                 2009         2008      2009         2008          2009
                               -------       ------    ------       ------     ------------
Commission income              $     -      $     -    $      -    $ 74,133    $  56,520
                               -------      -------    --------    --------    ---------
Operating expenses:
  Contributed services (Note 2)       -            -           -            -       24,100
  Rent (Note 2)                       -            -           -            -        9,520
  Payroll                            -            -           -           -       38,000
  Professional fees              1,356        1,051      13,497      10,740       42,240
  Other general and
   administrative expenses       1,607        6,083       6,479      76,703       71,180
                              --------     --------    --------    --------    ---------
      Operating income(loss)    (2,963)      (7,134)    (19,976)    (13,310)    (128,520)
                              --------     --------    --------    --------    ---------
Non-operating income(expense):
  Interest income                     -            -           -            -          177
  Interest expense (Note 2)           -            -           -            -       (1,500)
                              --------     --------    --------    --------    ---------
      Income(loss) before income
        taxes                   (2,963)      (7,134)    (19,976)    (13,310)    (129,843)

Income tax provision (Note 4)        -            -           -           -            -
                              --------     --------    --------    --------    ---------
      Net income/(loss)       $ (2,963)    $ (7,134)   $(19,976)   $(13,310)   $(129,843)
                              ========     ========    ========    ========    =========

Basic and diluted income/(loss)
  per share                   $  (0.00)    $  (0.00)   $  (0.00)   $  (0.00)
                              ========     ========    ========    ========

Weighted average number of
  common shares outstanding  9,980,500    9,980,500   9,980,500   9,980,500
                             =========    =========   =========   =========

    See accompanying notes to condensed, unaudited financial statements

                     AMERICAN ANTIQUITIES INCORPORATED
                       (A Development Stage Company)
                       Condensed Statements of Cash Flows
(UNAUDITED)

                                                                                  June 6, 2005
                                                     For the Nine Months Ended     (Inception)
                                                           July 31,                Through
                                                         ----------------           July 31,
                                                        2009         2008             2009
                                                     ----------   ----------      ------------
    Net cash used in operating activities             $(18,773)     $(11,794)        $(99,607)
                                                      --------      --------         --------
Cash flows from investing activities:
  Equipment purchases                                        -             -           (4,813)
                                                      --------      --------         --------
    Net cash used in investing activities                    -             -           (4,813)
                                                      --------      --------         --------
Cash flows from financing activities:
  Proceeds from sale of common stock                         -             -          138,025
  Proceeds from related party advance                    6,000             -            6,000
  Deferred offering costs                                    -             -          (36,250)
                                                      --------      --------         --------
    Net cash provided by financing activities            6,000             -          107,775
                                                      --------      --------         --------
    Net change in cash                                 (12,773)      (11,704)           3,355
Cash, beginning of period                               16,128        30,274                -
                                                      --------      --------         --------
Cash, end of period                                   $  3,355      $ 18,570         $  3,355
                                                      ========      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                      $      -      $      -         $      -
                                                      ========      ========         ========
    Interest                                          $      -      $      -         $  1,500
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2) Related Party Transactions

During the nine months ended July 31, 2009, a relative of one of the Company's officers advanced the Company $6,000 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying financial statements as "indebtedness to related parties".

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space. The office rentals ended in October 2007; however, as of July 31, 2009, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as "indebtedness to related parties".

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the nine months ended July 31, 2009 and 2008, American Antiquities did not pursue any investing activities.

For the nine months ended July 31, 2009, American Antiquities received the proceeds from related party advance of $6,000 resulting in net cash provided by financing activities of $6,000.

For the nine months ended July 31, 2008, American Antiquities did not pursue any financing activities.

At July 31, 2009, American Antiquities had $3,355 cash available.

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

Results of Operations

For the three months ended July 31, 2009, we did not receive any revenue and had operating expenses of $2,963. Comparatively, for the three months ended July 31, 2008, we did not receive any revenue and had operating expenses of $7,134. For the three months ended July 31, 2009 and 2008, these expenses consisted of professional fees of $1,356 and $1,051, respectively and other general and administrative expenses of $1,051 and $6,083, respectively.

For the nine months ended July 31, 2009, we did not receive any revenue and had operating expenses of $19,976. Comparatively, for the nine months ended July 31, 2008, we received commission revenue of $74,133 and had operating expenses of $87,443. For the nine months ended July 31, 2009 and 2008, these expenses consisted of professional fees of $13,497 and $10,740, respectively and other general and administrative expenses of $6,479 and $76,703, respectively.

Plan of Operation

American Antiquities has experienced a net loss of $(19,976) and $(13,310) during its development stage for the nine months ended July 31, 2009 and 2008. In addition, American Antiquities has no significant assets or no significant revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of antiques and collectibles, we have not yet begun material operations. We will have to seek alternative funding through advances from our officers and directors, or debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued. If less than the maximum offering amount is obtained, officers and directors have verbally agreed to advance any funds necessary to pay offering expenses not covered by the proceeds received at each level of funding. The advances are to be repaid when sufficient revenues are obtained.

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

Item 4T.  Controls and Procedures

During the three months ended July 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of July 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  September 14, 2009

American Antiquities, Inc.

By  /s/ Joseph A. Merkel
    ------------------------
    Joseph A. Merkel
    CEO and Director