Form 10-K
period 2009-10-31
American Antiquities, Inc.
filed 2010-01-20
CIK 1346973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number: 333-130446

AMERICAN ANTIQUITIES, INC.
(Exact name of Small Business Issuer in its charter)

ILLINOIS	20-3191557
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1085 Cambridge Drive
Buffalo Grove, IL 60089
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: 734-320-9828

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange act Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Pinnacle was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the registrant at January 30, 2010, was approximately $1,298,050.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 31, 2009, was 12,980,500 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

AMERICAN ANTIQUITIES, INC.
FORM 10-K

For the Fiscal Year Ended October 31, 2009

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

We pursue the following:
1. make purchases for resale:
Purchases may be made from estate sales, trade shows or directly from private parties. These items may be resold in the following ways:

-	resold at trade shows
-	utilizing our customer database which is to be developed after our business is operational.
-	wholesale to retail outlets
-	through the use of various internet websites.

2. accept consignments for sale:
Consignments may be obtained from estate sales, trade shows or directly from private parties. These items may be resold in the following ways:
-	resold at trade shows
-	utilizing our customer mailing list
-	wholesaled to retail outlets
-	through the use of various internet websites.

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

Taxes

Various states are increasingly seeking to impose sales or use taxes on inter-state mail order sales and are aggressively auditing sales tax returns of mail order businesses. Complex legal issues arise in these areas, relating, among other things, to the required nexus of a business with a particular state, which may permit the state to require a business to collect such taxes. At the present time, we are not aware of any states in which we may operate who would impose sales taxes on our transactions. Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax authorities on our financial condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the state in which we will conduct our operations. All of the factors cited above may negatively affect our financial condition and results of operations in the future. Any such impact cannot currently be quantified.

Competition

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

ITEM 2.     PROPERTIES

Our principal office is located at 2800 Sylvan Rd, Chelsea, MI 48118, with a rental rate of $50 per month on a month to month basis under an oral lease commencing June 1, 2005. This office space consists of approximately 800 square feet in a room in the home of Joseph A. Merkel, an officer and director and will be used exclusively for our operations. Additionally, an auxiliary company office utilized primarily for administrative activities is located at 1085 Cambridge Drive, Buffalo Grove, Illinois 60089 consisting of 300 square feet. This space is leased to Kevin T. Quinlan, an officer and director by John and Ann Quinlan, his parents and is subleased to the registrant on a month-to-month basis under an oral lease for $50 per month commencing June 1, 2005. We believe that these offices will be sufficient for us during at least the next twelve months.

As of October 31, 2009, we paid the president a total of $6,620 for office rent.

ITEM 3.     LEGAL PROCEEDINGS.

American Antiquities, Inc. is not involved in any legal proceedings at this date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended October 31, 2009, no matters were submitted to a vote of American Antiquities, Inc. security holders, through the solicitation of proxies.

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

Quarter Ended	High bid	Low bid

1/31/09	0.10	0.25
4/30/09	0.15	0.25
7/31/09	0.20	0.25
10/31/09	0.20	0.25

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties.

We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a loss from operations from inception aggregating $(913,492). In addition, we have not earned any significant revenue from operations.

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

Capital and Source of Liquidity.

For the year ended October 31, 2009, the registrant received $9000 in financing from Bellevue Holdings, Inc., in exchange for 3,000,000 share of common stock. This resulted in stock-based compensation of $741,000.

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

Results of Operations.

We are a development stage company that has not generated significant revenues from operations. For the year ended October 31, 2009, we had no commission income and had operating expenses of $803,625. For the year ended October 31, 2009, we had no commission income. For the year ended October 31, 2008, we received commission income of $46,408 and had operating expenses of $62,158. Comparatively, for the year ended October 31, 2007, we received commission income of $10,112 and had operating expenses of $85,229.

For years ended October 31, 2009 and 2008, there were no expenses for contributed services by the officers. There was no rent expense in 2009. Rent was paid of $6,620 in 2008. In 2009, there were professional fees of $15,550 as compared to $15,198 in 2008. Other general and administrative expenses in 2009 were $7,075, as compared to $10,340 in 2008.

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

Plan of Operation. The registrant experienced a net loss of $(803,625) in 2009. A net loss of $(15,750) was experienced in 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report appearing at the end hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended October 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer have concluded such controls and procedures were not effective as of October 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of the registrant is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of October 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the registrant's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the registrant's annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we have identified a material weakness in our internal control over financial reporting.  Therefore, it is our conclusion that the registrant's internal controls over financial reporting were not effective as of October 31, 2009.

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

The directors and executive officers are as follows:

NAME	AGE	POSITIONS HELD	SINCE

Joseph A. Merkel	42	CEO/Director	June 6, 2005
		President	To present
Kevin T. Quinlan	32	CFO/Director	June 6, 2005
		Controller	To present

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant's knowledge and with the exception of any current Schedule 13D, no director, officer or beneficial owner of more than ten percent of any class of equity securities of The registrant, beneficial owner of more than ten percent and prior director, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Mr. Merkel received no compensation for the year ended October 31, 2009. For the years ended October 31, 2009, Mr. Merkel received $40,000 and he received $30,000 in fiscal year ended October 31, 2008.  No other executive compensation has been paid.  The officers contributed services valued at $0 for the years ended October 31, 2009 and 2008, and $20,330 in 2007 based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2009.

Messrs. Quinlan and Merkel have renewed their oral agreements that will pay each of them $4000 per month as long as the company has funds to pay them.  We have entered into oral employment agreements with our officers. The term of the oral agreements are two years each. There are no other material terms to the oral agreements.

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

Name of Beneficial Owners	Common Stock	Percentage(1)
	Beneficially Owned	Owned

Joseph A. Merkel(2) 2800 Sylvan Road Chelsea, Michigan 48118	2,905,000	22.38%

Kevin T. Quinlan 767 E Pennsylvania Dr Palatine, IL 60074	2,810,000	21.65%

Directors and Officers, as a group	5,715,000	44.03%

Bellevue Holdings, Inc.(3) 1085 Cambridge Drive Buffalo Grove, Illinois 60089	4,760,000	36.67%

(1) Based upon 12,980,500 issued and outstanding as of October 31, 2009.

(2) The 2,905,000 common shares are owned by Merkel's Auction Specialists, Inc. dba Merkel's Auctioneers and Appraisers, an entity 100% controlled by Joseph A. Merkel, an officer and director.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  We incurred aggregate fees and expenses of approximately $11,039, $10,732 and $6,460 from Cordovano and Honeck LLP for the 2009, 2008 and 2007 fiscal years, respectively.  Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Qs.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cordovano and Honeck LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cordovano and Honeck LLP during fiscal 2009, 2008 or 2007.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)(1)  Financial Statements
The following financial statements as of October 31, 2009 and 2008  are included herewith:

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

Date:    January 20, 2010

American Antiquities, Inc.

/s/Joseph A. Merkel
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc. (Registrant)

By:	/s/Joseph A. Merkel	Dated: January 20, 2010
Joseph A. Merkel
Director, Chief Executive Officer

By:	/s/Kevin T. Quinlan	Dated: January 20, 2010
Kevin T. Quinlan
Chief Financial Officer, Controller and Director

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
American Antiquities Incorporated:

We have audited the accompanying balance sheets of American Antiquities Incorporated (a development stage company) as of October 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended October 31, 2009 and 2008, and for the period from June 6, 2005 (inception) through October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Antiquities Incorporated as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008, and for the period from June 6, 2005 (inception) through October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a limited operating history and has suffered operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
December 10, 2009

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Balance Sheets

	October 31,
	2009	2008

Assets

Cash	$4,107	$16,128
Office equipment, net of accumulated depreciation of $3,786 and $2,583, respectively	626	2,230
	$4,733	$18,358

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Indebtedness to related parties (Note 2)	$42,350	$2,350
Total liabilities	42,350	2,350

Shareholders’ equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 12,980,500 and 9,980,500 shares issued and outstanding, respectively	12,981	9,981
Additional paid-in capital	862,894	115,894
Deficit accumulated during development stage	(913,492)	(109,867)
Total shareholders’ equity (deficit)	(37,617)	16,008
	$4,733	$18,358

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statements of Operations

			June 6, 2005
			(Inception)
	For The Year Ended		Through
	October 31,		October 31,
	2009	2008	2009

Commission income	$—	$46,408	$56,520

Operating expenses:
Contributed services (Note 2)	—	—	24,100
Rent (Note 2)	—	6,620	9,520
Officer compensation	40,000	30,000	78,000
Professional fees	15,550	15,198	44,293
Stock-based compensation (Note 2)	741,000	—	741,000
Other general and administrative expenses	7,075	10,340	71,776

Operating loss	(803,625)	(15,750)	(912,169)

Non-operating income (expense):
Interest income	—	—	177
Interest expense (Note 2)	—	—	(1,500)

Loss before income taxes	(803,625)	(15,750)	(913,492)

Income tax provision (Note 4)	—	—	—

Net loss	$(803,625)	$(15,750)	$(913,492)

Basic and diluted loss per share	$(0.08)	$(0.00)

Weighted average number of common shares outstanding	10,018,962	9,980,500

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, June 6, 2005 (inception)	—	$—	$—	$—	$—

October 2005, common stock sold to founders and insiders, $.0012 (post-split) per share (Note 2)	32,500,000	32,500	6,500	—	39,000
Services contributed by officers/ directors (Note 2)	—	—	530	—	530
Net loss	—	—	—	(1,205)	(1,205)

Balance, October 31, 2005	32,500,000	32,500	7,030	(1,205)	38,325

Services contributed by officers/ directors (Note 2)	—	—	3,240	—	3,240
Net loss	—	—	—	(16,660)	(16,660)

Balance, October 31, 2006	32,500,000	32,500	10,270	(17,865)	24,905

November 2006 to March 2007, common stock sold pursuant to Form SB-2 registered offering at $.05 (post-split) per share, less $36,250 of offering costs (Note 3)	1,980,500	1,981	60,794	—	62,775
May 2007, cancellation of officers' common shares (Note 2)	(24,500,000)	(24,500)	24,500	—	—
Services contributed by officers/ directors (Note 2)	—	—	20,330	—	20,330
Net loss	—	—	—	(76,252)	(76,252)

Balance, October 31, 2007	9,980,500	9,981	115,894	(94,117)	31,758

Net loss	—	—	—	(15,750)	(15,750)

Balance, October 31, 2008	9,980,500	9,981	115,894	(109,867)	16,008

October 2009, common stock issued as payment for related party advances (Note 2)	3,000,000	3,000	747,000	—	750,000
Net loss	—	—	—	(803,625)	(803,625)

Balance, October 31, 2009	12,980,500	$12,981	$862,894	$(913,492)	$(37,617)

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statements of Cash Flows

			June 6, 2005
			(Inception)
	For The Year Ended		Through
	October 31,		October 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(803,625)	$(15,750)	$(913,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,604	1,604	4,187
Stock-based compensation	741,000	—	741,000
Services contributed by officers/directors (Note 2)	—	—	24,100
Changes in operating assets and liabilities:
Indebtedness to related parties	40,000	—	42,350
Net cash used in operating activities	(21,021)	(14,146)	(101,855)

Cash flows from investing activities:
Equipment purchases	—	—	(4,813)
Net cash used in investing activities	—	—	(4,813)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	138,025
Proceeds from related party advances	9,000	—	9,000
Deferred offering costs	—	—	(36,250)
Net cash provided by financing activities	9,000	—	110,775

Net change in cash	(12,021)	(14,146)	4,107

Cash, beginning of period	16,128	30,274	—

Cash, end of period	$4,107	$16,128	$4,107

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$1,500
Non cash investing and financing transactions:
Common stock issued to repay related party advances (Note 2)	$9,000	$—	$—

See accompanying notes to financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

(1)	Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

American Antiquities Incorporated (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Illinois on June 6, 2005.   We were organized to engage in the business of purchasing items and accepting items on consignment that will be sold at auction.  We purchase our inventory from private individuals, through public auctions, and at estate sales.  Consigned items are sold utilizing both live and on-line auctions.  Items that are purchased will be sold to private entities or at auction.  We do not plan to have a physical retail store location.  We have earned minimal revenue since our inception, and we did not own any inventory at October 31, 2009.

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

During the period from inception through October 31, 2009, we have sold common stock to insiders and issued a promissory note to an officer in order to raise capital to acquire inventory and commence revenue-producing operations.  However, as of October 31, 2009, we have not acquired any inventory and have engaged in limited revenue-producing operations.  In the longer term, we plan to expand our inventory and operations and eventually become profitable.  There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC).

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at October 31, 2009.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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

Financial Instruments

Our financial instruments consist of cash and accrued liabilities.  At October 31, 2009, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments.

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At October 31, 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Auction Commission Revenue Recognition

We function as an agent accepting property on consignment from selling clients. We sell property as an agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting our commissions, expenses and applicable taxes. Our commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the hammer price of property sold at auction. Buyer’s premium and seller’s commission revenues are recognized at the time of the auction sale (i.e., when the auctioneer’s hammer falls) and are recorded net of commissions owed to third parties. Commissions owed to third parties are typically the result of the competitive environment or as a result of risk sharing arrangements, whereby we reduce our financial exposure under certain auction guarantees in exchange for sharing in the auction commissions with a partner. Also, in certain situations, an auction guarantee partner will assist us in valuing and marketing the property to be sold at auction.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

Recent Accounting Pronouncement

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this standard as of June 30, 2009 had no impact on the Company’s financial position or results of operations. The Company’s management has reviewed events occurring through December 18, 2009, the date the financial statements were issued, and no subsequent events require disclosure.

(2)	Related Party Transactions

During the year ended October 31, 2009, a relative of one of our officers loaned us $9,000 under the terms of a promissory note.  The note does not carry an interest rate and matures on December 31, 2009.  On October 28, 2009, we issued 3 million shares of our restricted common stock as payment for the entire promissory note, or $.003 per share.  On the transaction date, the quoted market value of our common stock was $.25 per share.  As a result, we recognized stock-based compensation totaling $741,000 for the year ended October 31, 2009.

During June 2009, our Board of Directors approved two-year employment contracts for our CEO and CFO.  Each officer receives a salary of $4,000 per month commencing June 1, 2009.  As of October 31, 2009, we owed the officers $40,000 which is included in the accompanying financial statements as “indebtedness to related parties”.

During the period from December 1, 2008 through June 30, 2008, we rented office space from our president at a rate of $946 per month.  Rent expense totaled $6,620 for the year ended October 31, 2008.

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

In June 2005, our Board of Directors approved the payment of $50 per month to both our president and treasurer for the use of office space.  The office rentals ended in October 2007; however, as of October 31, 2009, we still owed the two officers a total of $2,350 for office rent, which is included in the accompanying financial statements as “indebtedness to related parties”.

Our president and treasurer each contributed services for the years ended October 31, 2007 and 2006, and the period from June 6, 2005 (inception) through October 31, 2005.  The services were valued at $20,330, $3,240 and $530, respectively, based upon the terms of an employment agreement approved by the Board of Directors but not executed as of October 31, 2007.  The contributed services are included in the accompanying financial statements as “contributed services” with a corresponding credit to “additional paid-in capital”.  There were no contributed services during the year ended October 31, 2009.

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

(3)	Shareholders’ Equity

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

(4)	Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	October 31,
	2009	2008
U.S. Federal statutory graduated rate	34.00%	15.00%
State income tax rate, net of federal benefit	0.00%	0.00%
Permanent differences	0.00%	0.00%
Net operating loss for which no tax benefit is currently available	-34.00%	-15.00%
	0.00%	0.00%

At October 31, 2009, deferred tax assets consisted of a net tax asset of $290,484, due to operating loss carryforwards of $889,392 which was fully allowed for, in the valuation allowance of $290,484.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the years ended October 31, 2009 and 2008 totaled $273,233 and $2,363, respectively.  The current tax benefit also totaled $273,233 and $2,363, respectively, for the years ended October 31, 2009 and 2008.  The net operating loss carryforward expires through the year 2029.

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Financial Statements

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