Form 10-K/A
period 2009-10-31
American Antiquities, Inc.
filed 2010-02-03
CIK 1346973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of October 31, 2009, we paid the president a total of $6,620 for office rent. For FY 2008; however, no rent was paid in 2009.

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

Recent Pronouncements.  In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60."  SFAS 163 has now been replaced by FASB Accounting Standards Codification 944 ("ASC 944").  ASC 944 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition.  ASC 944 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 944 will not have an impact on our results of operations or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 has now been replaced by FASB Accounting Standards Codification 105 ("ASC 105").  ASC 105 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements.  The adoption of ASC 105 will not have an impact on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161").  SFAS 161 has now been replaced by FASB Accounting Standards Codification 815 ("ASC 815").  ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any ASC 815 will have on our financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141(R) has now been replaced by FASB Accounting Standards Codification 805 ("ASC 805").  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued SFAS 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements.  Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008.  SFAS 160 has now been replaced by FASB Accounting Standards Codification 810 ("ASC 810").  The registrant does not believe that the adoption of these standards will have any impact on its financial statements.

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

Date:    February 3, 2010

American Antiquities, Inc.

/s/Joseph A. Merkel
By: Joseph A. Merkel, President/CEO

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

American Antiquities, Inc. (Registrant)

By:	/s/Joseph A. Merkel	Dated: February 3, 2010
Joseph A. Merkel
Director, Chief Executive Officer

By:	/s/Kevin T. Quinlan	Dated: February 3, 2010
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