Form 10-Q
period 2010-01-31
American Antiquities, Inc.
filed 2010-03-17
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended January 31, 2010

-OR-

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from_________  to________

Commission File Number             333-130446

American Antiquities, Inc.
(Exact name of registrant as specified in its charter)

Illinois	20-3191557
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification Number)

2531 Jackson Road, Suite 177
Ann Arbor, Michigan	48103
(Address of principal executive offices,	Zip Code)

734-645-8546
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No ☒

The number of outstanding shares of the registrant's common stock, January 31, 2010:  Common Stock  - 14,980,500

PART I — FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets

	January 31,	October 31,
	2010	2009
	(Unaudited)	(Derived
		from audited
		statements)
Assets

Cash	$3,366	$4,107
Office equipment, net of accumulated depreciation of $4,546 and $4,187, respectively	267	626

	$3,633	$4,733

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Indebtedness to related parties (Note 2)	$66,350	$42,350
Total liabilities	66,350	42,350

Shareholders’ equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,
14,980,500 and 9,980,500 shares issued and outstanding, respectively	14,981	12,981
Additional paid-in capital	866,894	862,894
Deficit accumulated during development stage	(944,592)	(913,492)

Total shareholders’ equity (deficit)	(62,717)	(37,617)

	$3,633	$4,733

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			June 6, 2005
			(Inception)
	For The Three Months Ended		Through
	January 31,		January 31,
	2010	2009	2010

Commission income	$—	$—	$56,520

Operating expenses:
Contributed services (Note 2)	—	—	24,100
Rent (Note 2)	—	—	9,520
Officer compensation	24,000	—	102,000
Professional fees	6,628	1,680	50,921
Stock-based compensation (Note 2)	—	—	741,000
Other general and administrative expenses	472	4,208	72,248

Operating loss	(31,100)	(5,888)	(943,269)

Non-operating income (expense):
Interest income	—	—	177
Interest expense (Note 2)	—	—	(1,500)

Loss before income taxes	(31,100)	(5,888)	(944,592)

Income tax provision (Note 4)	—	—	—

Net loss	$(31,100)	$(5,888)	$(944,592)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,980,500	9,980,500

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, June 6, 2005 (inception)	—	$—	$—	$—	$—

October 2005, common stock sold to founders and insiders, $.0012 (post-split) per share (Note 2)	32,500,000	32,500	6,500	—	39,000
Services contributed by officers/directors (Note 2)	—	—	530	—	530
Net loss	—	—	—	(1,205)	(1,205)

Balance, October 31, 2005	32,500,000	32,500	7,030	(1,205)	38,325

Services contributed by officers/directors (Note 2)	—	—	3,240	—	3,240
Net loss	—	—	—	(16,660)	(16,660)

Balance, October 31, 2006	32,500,000	32,500	10,270	(17,865)	24,905

November 2006 to March 2007, common stock sold pursuant to Form SB-2 registered offering at $.05 (post-split) per share, less $36,250 of offering costs (Note 3)	1,980,500	1,981	60,794	—	62,775
May 2007, cancellation of officers' common shares (Note 2)	(24,500,000)	(24,500)	24,500	—	—
Services contributed by officers/directors (Note 2)	—	—	20,330	—	20,330
Net loss	—	—	—	(76,252)	(76,252)

Balance, October 31, 2007	9,980,500	9,981	115,894	(94,117)	31,758

Net loss	—	—	—	(15,750)	(15,750)

Balance, October 31, 2008	9,980,500	9,981	115,894	(109,867)	16,008

October 2009, common stock issued as payment for related party advances (Note 2)	3,000,000	3,000	747,000	—	750,000
Net loss	—	—	—	(803,625)	(803,625)

Balance, October 31, 2009	12,980,500	12,981	862,894	(913,492)	(37,617)

March 2010, common stock sold to a related party (unaudited) (Note 2)	2,000,000	2,000	4,000	—	6,000
Net loss (unaudited)	—	—	—	(31,100)	(31,100)

Balance, January 31, 2010 (unaudited)	14,980,500	$14,981	$866,894	$(944,592)	$(62,717)

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 6, 2005
			(Inception)
	For The Three Months Ended		Through
	January 31,		January 31,
	2010	2009	2010
Net cash used in operating activities	(6,741)	(5,487)	(108,596)

Cash flows from investing activities:
Equipment purchases	—	—	(4,813)
Net cash used in investing activities	—	—	(4,813)

Cash flows from financing activities:
Proceeds from sale of common stock	6,000	—	144,025
Proceeds from related party advances	—	—	9,000
Deferred offering costs	—	—	(36,250)
Net cash provided by financing activities	6,000	—	116,775

Net change in cash	(741)	(5,487)	3,366

Cash, beginning of period	4,107	16,128	—

Cash, end of period	$3,366	$10,641	$3,366

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$1,500
Non cash investing and financing transactions:
Common stock issued to repay related party advances (Note 2)	$—	$—	$9,000

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)	Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company (“we”, “us”, “our”) in accordance with the accounting policies in our audited financial statements for the year ended October 31, 2009 as filed in our Form 10-K and should be read in conjunction with the notes thereto.  We are in the development stage in accordance with Accounting Standards Codification 915.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2)	Related Party Transactions

During the three months ended January 2010, we sold 2,000,000 shares of our common stock to a relative of one our officers for $6,000, or $.003 per share.

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

During June 2009, our Board of Directors approved two-year employment contracts for our CEO and CFO.  Each officer receives a salary of $4,000 per month commencing June 1, 2009.  As of January 31, 2010, we owed the officers $64,000 which is included in the accompanying financial statements as “indebtedness to related parties”.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the three months ended January 31, 2010 and 2009, American Antiquities did not pursue any investing activities.

For the three months ended January 31, 2010, American Antiquities received the proceeds from the sale of 2,000,000 shares of common stock of $6,000 resulting in net cash provided by financing activities of $6,000.

At January 31, 2010, American Antiquities had $3,366 cash available.

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

Results of Operations

For the three months ended January 31, 2010, we did not receive any revenue and had operating expenses of $31,100.  Of this amount, $24,000 was related to office compensation.  Comparatively, for the three months ended January 31, 2009, we did not receive any revenue and had operating expenses of $5,888.  For the three months ended January 31, 2010 and 2009, these expenses consisted of professional fees of $6,628 and $1,680, respectively and other general and administrative expenses of $472 and $4,208, respectively.

Plan of Operation

American Antiquities has experienced a net loss of $(31,100) and $(5,888) during its development stage for the three months ended January 31, 2010 and 2009.

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

Management will pursue the following milestones in order to successfully complete our business plan.

Milestone	Steps	Timeline

1. Develop customer marketing plan	We plan to develop a database of collectors, dealers and museums who seek to add to and/or dispose of their collections.

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

2. Implement Sales Strategy	We estimate the annual costs of these activities will be approximately $4,000. We will develop print advertisements and internet based media advertisements.

3. Establish Procedures
We plan to develop a centralized system to audit sales and receipts of consigned items, accounts payable, accounts receivable, inventory and payroll.  We estimate the cost of this activity to be approximately $1,000.  Most of the funds will be used to purchase software to perform these functions.

4. Development of Website	If the volume warrants, we will initiate our own internet website. This would be done to advertise our auctions and to solicit new customers.

We are currently working on completing milestone 1.  No one milestone needs to be complete to pursue any other milestone.

As funds from advances, private funding and future revenues allow, we will continue ongoing operations which include:
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

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this standard as of June 30, 2009 had no impact on the Company’s financial position or results of operations. The Company’s management has reviewed events occurring through March 9, 2010, the date the interim financial statements were issued, and no subsequent events require disclosure.

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

Dated:  March 15, 2009

American Antiquities, Inc.

By	/s/ Joseph A. Merkel
Joseph A. Merkel
CEO and Director