Form 10-Q
period 2010-04-30
American Antiquities, Inc.
filed 2010-06-10
CIK 1346973

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended April 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐              No   ☒

The number of outstanding shares of the registrant's common stock, April 30, 2010:  Common Stock  - 15,980,500

PART I — FINANCIAL INFORMATION

American Antiquities, Inc.

Item 1. Financial Statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Balance Sheets

	April 30,	October 31,
	2010	2009
	(Unaudited)	(Derived
		from audited
		statements)
Assets

Cash	$1,564	$4,107
Office equipment, net of accumulated depreciation
of $4,813 (unaudited) and $4,187, respectively	—	626
	$1,564	$4,733

Liabilities and Shareholders’ Equity (Deficit)

Liabilities:
Indebtedness to related parties (Note 2)	$90,350	$42,350
Total liabilities	90,350	42,350

Shareholders’ equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (unaudited) and -0- shares issued and outstanding, respectively	—	—
Common stock, $.001 par value; 100,000,000 shares authorized,
15,980,500 (unaudited) and 12,980,500 shares issued and
outstanding, respectively	15,981	12,981
Additional paid-in capital	868,894	862,894
Deficit accumulated during development stage	(973,661)	(913,492)
Total shareholders’ equity (deficit)	(88,786)	(37,617)
	$1,564	$4,733

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					June 6, 2005
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Commission income	$—	$—	—	$—	$56,520

Operating expenses:
Contributed services (Note 2)	—	—	—	—	24,100
Rent (Note 2)	—	—	—	—	9,520
Officer compensation	24,000	—	48,000	—	126,000
Professional fees	2,498	10,461	9,126	12,141	53,419
Stock-based compensation (Note 2)	—	—	—	—	741,000
Other general and administrative expenses	2,571	664	3,043	4,872	74,819

Operating loss	(29,069)	(11,125)	(60,169)	(17,013)	(972,338)

Non-operating income (expense):
Interest income	—	—	—	—	177
Interest expense (Note 2)	—	—	—	—	(1,500)

Loss before income taxes	(29,069)	(11,125)	(60,169)	(17,013)	(973,661)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(29,069)	$(11,125)	(60,169)	$(17,013)	$(973,661)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common
shares outstanding	15,480,500	9,980,500	14,075,738	9,980,500

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

November 2006 to March 2007,
common stock sold pursuant to
Form SB-2 registered offering at
$.05 (post-split) per share, less
$36,250 of offering costs (Note 3)	1,980,500	1,981	60,794	—	62,775
May 2007, cancellation of officers'
common shares (Note 2)	(24,500,000)	(24,500)	24,500	—	—
Services contributed by officers/
directors (Note 2)	—	—	20,330	—	20,330
Net loss	—	—	—	(76,252)	(76,252)

Balance, October 31, 2007	9,980,500	9,981	115,894	(94,117)	31,758

Net loss	—	—	—	(15,750)	(15,750)

Balance, October 31, 2008	9,980,500	9,981	115,894	(109,867)	16,008

October 2009, common stock issued
as payment for related party
advances (Note 2)	3,000,000	3,000	747,000	—	750,000
Net loss	—	—	—	(803,625)	(803,625)

Balance, October 31, 2009	12,980,500	12,981	862,894	(913,492)	(37,617)

January 2010, common stock sold
to a related party (unaudited) (Note 2)	2,000,000	2,000	4,000	—	6,000
March 2010, common stock sold
to a related party (unaudited) (Note 2)	1,000,000	1,000	2,000	—	3,000
Net loss (unaudited)	—	—	—	(60,169)	(60,169)

Balance, April 30, 2010 (unaudited)	15,980,500	$15,981	$868,894	$(973,661)	$(88,786)

See accompanying notes to condensed, unaudited financial statements

AMERICAN ANTIQUITIES INCORPORATED
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			June 6, 2005
			(Inception)
	For The Six Months Ended		Through
	April 30,		April 30,
	2010	2009	2010
Net cash used in
operating activities	(11,543)	(16,211)	(113,398)

Cash flows from investing activities:
Equipment purchases	—	—	(4,813)
Net cash used in
investing activities	—	—	(4,813)

Cash flows from financing activities:
Proceeds from sale of common stock	9,000	—	147,025
Proceeds from related party advances	—	3,000	9,000
Deferred offering costs	—	—	(36,250)
Net cash provided by
financing activities	9,000	3,000	119,775

Net change in cash	(2,543)	(13,211)	1,564

Cash, beginning of period	4,107	16,128	—

Cash, end of period	$1,564	$2,917	$1,564

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$1,500
Non cash investing and financing transactions:
Common stock issued to repay
related party advances (Note 2)	$—	$—	$9,000

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2)	Related Party Transactions

During the six months ended April 2010, we sold 3,000,000 shares of our common stock to a relative of one our officers for $9,000, or $.003 per share.

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

During June 2009, our Board of Directors approved two-year employment contracts for our CEO and CFO.  Each officer receives a salary of $4,000 per month commencing June 1, 2009.  As of April 30, 2010, we owed the officers $88,000 which is included in the accompanying financial statements as “indebtedness to related parties”.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

For the six months ended April 30, 2010 and 2009, American Antiquities did not pursue any investing activities.

For the six months ended April 30, 2010, American Antiquities received the proceeds from the sale of 3,000,000 shares of common stock of $9,000 resulting in net cash provided by financing activities of $9,000.

At April 30, 2010, American Antiquities had $1,564 cash available.

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

Results of Operations

For the three months ended April 30, 2010, we did not receive any revenue and had operating expenses of $29,069, which consisted of $24,000 for officer compensation, $2,498 for professional fees and $2,571 for general and administrative expenses. Comparatively, for the three months ended April 30, 2009, we did not receive any revenue and had operating expenses of $11,125, which consisted of $10,461 for professional fees and $664 for general and administrative fees.
For the six months ended April 30, 2010, we did not receive any revenue and had operating expenses of $60,169. Of this amount, $48,000 was related to officer compensation, $9,126 was for professional fees, and $3,043 for general and administrative fees. Comparatively, for the six months ended April 30, 2009, we did not receive any revenue and had operating expenses of $17,013, which consisted of $12,141 for professional fees and $4,872 for general and administrative fees.

Plan of Operation

American Antiquities is in its development stage and has experienced a net loss for the six months ended April 30, 2010 of $(60,169) and $(17,013) for the same period in 2009.

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
We anticipate initial marketing costs of$9,500 to create a database of contacts andto send direct mail marketing campaigns tothose contacts.  This database will allow usto perform targeted follow-ups and help tomarket future items to buyers as well as toassist us in finding new sellers.  After initialcontact with potential customers, we will identifytheir specific needs and determine how we areable to serve them in the most appropriate manner.

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

The costs and expenses involved in pursuing our ongoing operations arevariable and will be based on market conditions. There is no way todetermine specific costs in advance.

We anticipate developing our plan for the next twelve months using acombination of minimum proceeds from advances and private funding andthe cash flow generated from future sales and commissions.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this standard as of June 30, 2009 had no impact on the Company’s financial position or results of operations. The Company’s management has reviewed events occurring through June 7, 2010, the date the interim financial statements were issued, and no subsequent events require disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be amaterial risk to our financial condition.  We do not hold anyderivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures

During the three months ended April 30, 2010, there were no changes inour internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materiallyaffected, or are reasonably likely to materially affect, our internalcontrol over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management,including our chief executive officer and chief financial officer, weconducted an evaluation of our disclosure controls and procedures, assuch term is defined under Rule 13a-15(e) and Rule 15d-15(e)promulgated under the Securities Exchange Act of 1934, as amended, asof April 30, 2010.  Based on this evaluation, our chief executiveofficer and chief principal financial officers have concluded suchcontrols and procedures to be effective as of April 30, 2010 to ensurethat information required to be disclosed by the issuer in the reportsthat it files or submits under the Act is recorded, processed,summarized and reported, within the time periods specified in theCommission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this Report to be signed on its behalfby the undersigned thereunto duly authorized.

Dated:  June 10, 2010

American Antiquities, Inc.

By	/s/ Joseph A. Merkel
Joseph A. Merkel
CEO and Director