Form 10-Q
period 2010-09-30
Pet Airways Inc.
filed 2010-11-19
CIK 1346973

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 1O-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-26226

PET AIRWAYS, INC. (f/k/a American Antiquities, Inc.)
(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 E. Atlantic Avenue, #C264, Delray Beach, FL	33483
(Address of Principal Executive Offices)	(Zip Code)

(408) 248 6000
(Registrant’s Telephone Number, Including Area Code)

American Antiquities Incorporated
2531 Jackson Road, Suite 177, Ann Arbor, Michigan 48103
Fiscal Year Ended – 10/31
(Former name, former address and former fiscal year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of the registrant’s common stock as November 12, 2010 was 38,314,615 shares.

PET AIRWAYS, INC.

FORM 10-Q

TABLE OF CONTENTS

i

Item 1. Financial Statements
PET AIRWAYS, INC. (f/k/a American Antiquities, Inc.)
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$373,092	$171,256
Prepaid expenses	27,315	—
Total current assets	400,407	171,256

Property and equipment, net	81,808	57,731

Non-current assets:

Intangible assets, net	11,600	11,600
Security deposits	31,766	19,600
Total non-current assets	43,366	31,200
Total assets	$525,581	$260,187

Current liabilities:
Accounts payable and accrued expenses	$132,520	$89,175
Unearned revenue	116,309	94,616
Total current liabilities	248,829	183,791

Long-term liabilities:
Debentures payable	1,250,000	—
Derivative liability	55,481	—
Total non current liabilities	1,554,310	—

Commitments and contingencies:	—	—

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding at December 30, 2010	—	—
Common stock, .001 par value, 100,000,000 shares authorized, 34,314,615 shares issued and outstanding at September 30, 2010	34,315	—
Additional paid-in capital	3,582,682	2,085,500	*
Accumulated deficit	(4,645,726)	(2,009,104)
Total shareholders’ equity	1,028,729	76,396
Total liabilities and shareholders’ equity	$525,581	$260,187
* Represents Pet Airways equity at December 31, 2009 pre-merger.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PET AIRWAYS, INC. (f/k/a American Antiquities, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$356,057	$188,060	$872,594	$246,880
Cost of revenue	590,871	451,297	1,107,263	451,297
Gross profit	(234,814)	(263,237)	(234,669)	(204,417)

Operating expenses
Sales, general and administrative	1,862,228	422,048	2,326,634	574,935

Income (loss) from operations	(2,097,042)	(685,285)	(2,561,303)	(779,352)

Other income (expense)
Other income	3	1	182	1,002
Interest expense, net and other	(73,707)	—	(75,501)	(8,644)
Total other income (expense)	(73,704)	1	(75,319)	(7,642)

Income (loss) before provision for income taxes	(2,170,746)	(685,284)	(2,636,622)	(786,994)
Provision for income taxes	—	—	—	—

Net income (loss)	$(2,170,746)	$(685,284)	$(2,636,622)	$(786,994)

Net income (loss) per share:
Basic	$(.06)	$(.03)	$(.09)	$(.03)
Diluted	$(.06)	$(.03)	$(.08)	$(.03)

Shares used in per share calculations:
Basic	34,244,506	25,308,558	30,843,566	24,129,809
Diluted	37,187,676	25,308,558	31,876,566	24,129,809

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PET AIRWAYS, INC. (f/k/a American Antiquities, Inc.)
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,636,622)	$(786,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,670	4,082
Stock issued in lieu of cash compensation	376,497
Share-based compensation, non employee	885,000
Accretion of derivative warrant liability discount	44,481
Accretion of derivative beneficial conversion liability discount	10,640
Changes in operating assets and liabilities:
Security deposits	(12,166)	(18,800)
Prepaid expenses	(27,315)	(9,757)
Accounts payable and accrued expenses	43,345	145,830
Unearned revenue	21,693	132,416
Deposits / Advances	—	(20,000)
Intangible assets (net)		(11,600)
Net cash used in operating activities	(1,280,417)	(564,823)

Cash flows from investing activities:
Purchases of fixed assets	(37,747)	(39,341)
Net cash used in investing activities	(37,747)	(39,341)

Cash flows from financing activities:
Repayments on loan from member	—	(2,839)
Proceeds from issuance of notes payable	1,250,000
Proceeds from issuance of LLC membership units	—	1,095,500
Proceeds from issuance of common stock	270,000	—
Net cash provided by financing activities	1,520,000	1,092,661

Net increase in cash and cash equivalents	201,836	488,497
Cash and cash equivalents, beginning of period	171,257	92,231
Cash and cash equivalents, end of period	$373,092	$580,728

Supplemental disclosures for cash flow information:
Cash paid during the period for interest	$1,982	$8,644
Cash paid during the period for income taxes	$—	$—
Non-cash investing and financing activities:
Derivative liability for issuance of 2,025,000 common stock warrants	$1,010,280	$—
Derivative liability for beneficial debenture conversion feature	$239,720)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PET AIRWAYS, INC. (f/k/a American Antiquities, Inc.)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of American Antiquities, Inc. (“AAI”), and Pet Airways, Inc. (“Pet Airways” and together with AAI, the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information.

In the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.   Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 and footnotes thereto included in the Company’s Form 8-K filed on August 17, 2010.

Fiscal Year

The Company’s fiscal year is the twelve month period ending on December 31. The Company’s third fiscal quarters in fiscal 2010 and 2009 were the three months ended September 30, respectively.

Change in Name

On October 26, 2010, the Company announced its name change from American Antiquities, Inc. to Pet Airways, Inc.

Business Combination

AAI was incorporated in the State of Illinois on June 6, 2005. Historically, it purchased antiques and collectible items for resale, accepted items on consignment, and sold items through various auctions and third party internet websites. AAI purchased items that it believed could be profitably resold. However, since inception, AAI has not recognized significant revenues, and had nominal business activities since 2008, when it began considering other business ventures. On August 13 2010, Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc., the insiders of AAI (“AAI Insiders”), consummated the transactions contemplated by certain side letters entered into with Alpine Capital Partners, Inc., or Alpine, pursuant to which Alpine and its designees acquired 6,810,000 shares of AAI’s Common Stock.  The AAI Insiders retained 1,000,000 shares and retired 6,815,885 outstanding shares of Common Stock as of August 13, 2010.

On August 13, 2010, AAI completed an acquisition of Pet Airways pursuant to a Share Exchange Agreement (the “Acquisition”). The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Pet Airways is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value, which was determined to be zero and no goodwill has been recognized.

Pet Airways is an airline carrier specifically designed for the comfortable, efficient transportation of pets. Pet Airways was founded in 2005 as Panther Air Cargo, LLC, a Florida limited liability company doing business as Pet Airways. Between 2005 and April 2009, Pet Airways researched the market, developed the business plan, and held preliminary discussions with airports, commercial airlines, numerous vendors and potential marketing partners.  Pet Airways also developed a web site, proprietary reservations system and operational procedures necessary for pet handling, flights and customer service.

Pet Airways commenced flight operations on April 16, 2009 and continued flight operations until March 2010, when it suspended flight operations to upgrade its reservation system and raise additional capital.  Pet Airways completed a series of bridge financings and resumed flight operations in June 2010.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been eliminated.

Revenue Recognition and Deferred Revenue

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company recognizes income when it is earned.  Tickets sold are initially deferred and “pawsengers” revenue is recognized when transportation is provided.  Tickets that are sold but not flown on the travel date can be re-used for another flight up to a year from the date of the sale if the flight is cancelled within a week of the travel date.  Unearned revenue primarily represents tickets sold for future travel dates and exchanges of tickets sold for past travel dates.

Cost of flight operations

Flights are contracted from an air cargo entity. Flight costs are recorded at the time of the flight.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value Measurements

The Company has adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful life of the assets (three to five years).  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Website development costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs.”  All costs incurred in the planning stage are expensed as incurred.  Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria.  Costs incurred in the day to day operation of the operation of the website are expensed as incurred.

Long-lived assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its trademark costs.  If and when such factors, events or circumstances indicate possible impairment to its trademark costs,   the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations.  The Company incurred no impairment losses during the periods presented.

Advertising costs

Advertising costs are expensed as incurred

Income Taxes

The Company follows FASB Accounting Standards Codification No 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net loss per share.

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options and warrant at the grant date using the Black-Scholes option pricing model.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below.

By adjusting the Company’s operations to the level of capitalization, management believes it has sufficient capital resources to meet projected sort term cash flow deficits.  However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on acceptable terms, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.  If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC 820-10 does not require any new fair value measurements.  However, for some entities, the application of ASC 820-10 will change current practice.  The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820-10 effective December 31st 2009 for financial assets and the adoption did not have a significant effect on its financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted ASC 825-10 effective December 31, 2009 and the adoption did not have a significant effect on its financial statements.

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Effective December 31, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these consolidated financial statements.

Effective December 31 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65  requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not and will not have a material impact on our consolidated financial position or results of operations.

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

2.	Capital Stock and Warrants

The Company has authorized 10,000,000 shares of “blank check” Preferred Stock, no par value.  As of September 30, 2010 and December 31 2009, no shares were issued or outstanding.  The Company has authorized 100,000,000 shares of Common Stock, $0.001 par value.  As of September 30, 2010, the Company had 34,314,615 shares of Common Stock issued and outstanding.  During the nine months ended September 30, 2010, the Company issued 25,000,000 shares of Common Stock in connection with the Acquisition and retired 6,815,885 shares.  No options were exercised or shares retired in the nine months ended September 30, 2010.

Common Stock Warrants

The Company has warrants to purchase shares of its common stock outstanding, which were issued in conjunction with financings, acquisitions and debt issuance, or in exchange for services received.  All warrants contain standard anti-dilution clauses in the event of recapitalization, stock splits or combinations, merger or reorganization, dividends or distributions and similar equity adjustments, but none of the warrants outstanding contain anti-dilution provisions that would prevent them from being considered indexed to the Company’s own stock, so they are all accounted for within Stockholders’ Equity.

3.	Debt Obligations

Debentures Payable

Debentures payable consists of the following:

September 30,
2010

Unsecured $500,000 non-interest bearing note payable to The Daniel T. Zagorin Trust, due July 27, 2010. The note was subsequently extended and on August 13, 2010 the note was converted to an 8% convertible debenture. The debenture accrues interest at 8% per annum, is payable quarterly with the first interest payment due on January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	$500,000
Unsecured 14% convertible debenture payable to Forte Capital, which bears interest at 14% per annum, payable at maturity. Principal and interest is due June 18, 2011 and interest is payable, at the Company's option, in cash or shares of common stock. The 14% debenture is exchangeable, subject to certain conditions, for an 8% debenture and a warrant to acquire shares of common stock at $1.00 per share.	250,000
Unsecured 8% convertible debenture payable to Thomas Brigham, which bears interest at 8% per annum, is payable quarterly with the first interest payment due January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	50,000
Unsecured 8% convertible debenture payable to Paul Becker, which bears interest at 8% per annum, is payable quarterly with the first interest payment due January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	100,000
Unsecured 8% convertible debenture payable to Fantasy Funding, which bears interest at 8% per annum, is payable quarterly with the first interest payment due January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	150,000
Unsecured 8% convertible debenture payable to Pension Financial, which bears interest at 8% per annum, is payable quarterly with the first interest payment due January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	100,000
Unsecured 8% convertible debenture payable to Peter Orr, which bears interest at 8% per annum, is payable quarterly with the first interest payment due January 1, 2011, and is due in August, 2013. The debenture is convertible into shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.	100,000

Total	$1,250,000

Interest of $18,038 was accrued and expensed related to the above debentures for the three and nine months ended September 30, 2010.

Warrants

The Company has granted warrants to non-employee individuals and entities. Warrant activity for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contracted	Intrinsic
	of Warrants	Price	Term (Years)	Value

Outstanding at December 31, 2009	-	$-
Granted	2,325,000	$1.00
Exercised	-	$-
Expired	-	$-

Outstanding at September 30, 2010	2,325,000	$1.00	4.88	$3,255,000

Exercisable at September 30, 2010	2,325,000	$1.00	4.88	$3,255,000

Weighted Average Grant Date Fair Value		$2.95

On August 13, 2010, in connection with the 14% and 8% Debentures, the Company granted warrants to purchase 2,025,000 shares of the Company’s common stock at an exercise price of $1.00.  The warrants have a life of 5 years and were valued at $2.95 per warrant or $5,973,750 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$2.95
Expected Term	5 Years
Expected Volatility	706%
Dividend Yield	0
Risk Free Interest Rate	1.61%

The fair market value of the warrants at the grant date was used to determine the derivative liability of $1,010,280 relating to the 14% and 8% Debentures.

On January 25, 2010, the Company contracted with The Exchange, LLC, a FINRA member firm, as a non-exclusive financial advisor. In May of 2010, the Company cancelled the agreement and granted The Exchange, LLC warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00. The warrants have a life of 5 years and were valued at $2.95 per warrant or $885,000 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$2.95
Expected Term	5 Years
Expected Volatility	706%
Dividend Yield	0
Risk Free Interest Rate	1.61%

The fair market value of the warrants at grant date were expensed as non-employee share-based compensation during the three months ended September 30, 2010.

Derivative Liability

Derivative liabilities, net of discounts, consist of the following:

	Derivative	Unamortized	Liability, net
	Liability	Discount	of discounts

Warrants issued with convertibale debentures	$1,010,280	$965,439	$44,841

Beneficial conversion feature value on convertible debentures	239,720	229,080	10,640

Total	$1,250,000	$1,194,519	$55,481

The derivative liabilities and related discounts were determined in accordance with ASC 470-20 (Debt with Conversion and Other Options), The discounts were applied to a derivative liability for the warrants and beneficial conversion feature value of the same amount and are amortized over the period of the Debenture instruments.

The fair market value of the warrants at the grant date was used to determine the derivative liability of $1,010,280 relating to the 14% and 8% Debentures. The discount is amortized as interest expense over the period of the Debentures facility.  Interest expense related to the amortization during the three months ended September 30, 2010 was $44,841.

The fair market value of the beneficial conversion feature of the debentures is $239,720. The discount is amortized as interest expense over the period of the Debentures facility.  Interest expense related to the amortization during the three months ended September 30, 2010 was $10,640.

4.	Commitments and Contingencies

The Company offers flight insurance to its customers at different levels of coverage. The Company is self-insured and has not accrued a reserve against potential loss.

As of July 1, 2010, the Company has leased spaces for lounges in eight separate locations with an aggregate of approximately 15,000 square feet.  Three of the leases were entered into in June and July 2009 for an initial one year term.  Three of the leases were entered into in January and February 2010 with a one year term and one lease in June 2010 with a six month term.  The leases can be extended for either an additional six months or one year term.  In July 2010 monthly rental payments were approximately $25,000.  Future lease commitments through July 2011 are approximately $305,000. We believe that all leased space is in good condition and that the property is adequately insured by the owners.  Rental expense incurred for the nine and three months ended September 30, 2010 were $163,099 and $90,963 respectively.

5.	Employee Stock Plans

The Company has issued no options under the 2010 Stock Incentive Plan, as amended (the “Plan”).

6.	Income Taxes

Pet Airways was founded in 2005 as Panther Air Cargo, LLC.  The Company was a limited liability company taxed as a partnership.  Accordingly, no provision had been made for income taxes since such taxes, if any, are payable by the individual members on their respective income tax returns.

On August 13, 2010, AAI completed an acquisition of Pet Airways pursuant to a Share Exchange Agreement (the “Acquisition”). The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Pet Airways is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value.

As of August 13, 2010 the predecessor Panther Air Cargo, LLC had incurred previous net operating losses that had been passed through to their individual members’ respective income tax returns.   Accordingly, the Company has no carry forward losses available to reduce future taxable income for federal and state income tax purposes from the successor entity Panther Air Cargo, LLC because those losses arose from the predecessor entity and had been passed through to their individual members’ respective income tax returns.

Any losses incurred by the Company subsequent to August 13, 2010 will be available for carryover purposes.

7.	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with U.S. generally accepted accounting principles. Basic net loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, warrants, and convertible debentures using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Numerator:
Net loss (for basic loss per share)	$(2,170,746)	$(685,284)	$(2,636,622)	$(786,994)

Interest on convertible debentures	18,038	-	18,038	-
Accretion of warrant and beneficial conversion expense	55,481	-	55,481	-

Numerator for diluted loss per share	$(2,097,227)	$(685,284)	$(2,563,103)	$(786,994)

Denominator:
Weighted average common shares outstanding for basic loss per share	34,244,506	25,308,558	30,843,566	24,129,809
Effect of dilutive securities:
Warrants	1,144,257	-	390,143	-
Convertible notes payable and debentures	1,798,913	-	642,857	-

Denominator for diluted loss per share	37,187,676	25,308,558	31,876,566	24,129,809

Basic loss per share	$(0.06)	$(0.03)	$(0.09)	$(0.03)

Diluted loss per share	$(0.06)	$(0.03)	$(0.08)	$(0.03)

8.	Restructuring

Upon the closing of the Acquisition, on August 13, 2010, Mr. Joseph A Merkel, the former President, Chief Executive Officer, and director of the Company, and Mr. Kevin T. Quinlan, the former Chief Financial Officer and director of the Company, each submitted resignation letters pursuant to which each resigned from all offices of the Company that he held and from his position as director effective immediately. Neither Mr. Merkel’s nor Mr. Quinlan’s resignation was in connection with any known disagreements with the Company on any matter.

9.	Geographic Information and Customers

The Company generates revenues through the on-line sales of tickets to pet owners. The Company has no significant business concentration.

10.	Business Combinations

On August 13, 2010, the Company completed the Acquisition through a share exchange with Pet Airways and its shareholders. As a result of the Acquisition, Pet Airways became AAI’s wholly-owned subsidiary and the former shareholders of Pet Airways became AAI’s controlling shareholders. Upon completion of the Acquisition, the Company changed its name from American Antiquities Incorporated to Pet Airways, Inc. The share exchange transaction with Pet Airways was treated as a reverse acquisition, with Pet Airways as the acquirer and AAI as the acquired party. As a result of the Acquisition, AAI now owns all of the issued and outstanding capital stock of Pet Airways. For accounting purposes, the acquisition of Pet Airways has been treated as a recapitalization with no adjustment to the historical basis of the companies’ assets and liabilities.

11.	Related Party Transactions

The Company utilizes a related party to provide all of its scheduled flights. The related party’s equity ownership is approximately less than 1% of our Common Stock.

12.	Subsequent Events

On November 3, 2010, the Company sold an aggregate of 4,000,000 shares of its Common Stock at a price of $0.50 per share for gross cash proceeds of $2,000,000 to The Daniel T. Zagorin Trust. The closing market price on November 3, 2010 was $2.25. The foregoing securities were sold pursuant to Section 4(2), Section 4(6), and Regulation D under the Securities Act of 1933, as amended and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

 On November 18th, 2010 The Daniel T. Zagorin Trust elected, and the Company agreed, to convert the $500,000 8% debenture payable to The Daniel T. Zagorin Trust into 1 million shares of common stock at $.50 per share towards the end of 2010.

Subsequent to the above transactions The Daniel T. Zagorin Trust will possess over 10% of the shares of the Company’s Common Stock.

13.	Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the nine months ended September 30, 2010 the Company incurred net losses of $2,636,622. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time and may be required to raise funds through additional offerings of its equity or debt securities in order to have the funds necessary to continue its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in the Form 8-K filed with the Securities and Exchange Commission on August 16, 2010 and other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

Overview

Pet Airways, Inc., formerly known as American Antiquities Incorporated (the “Company,” “we” or “us”), is an airline carrier specifically designed for the comfortable, efficient transportation of pets. We were founded in 2005 as Panther Air Cargo, LLC. a Florida limited liability company. Between 2005 and April 2009, we researched the market, developed our business plan, and held preliminary discussions with airports, commercial airlines, numerous vendors and potential marketing partners. We also developed a web site, proprietary reservations system and operational procedures necessary for pet handling, flights and customer service.

We commenced flight operations in April 2009. We continued flight operations until March 2010, when we suspended flight operations to allow us to rebuild our reservation system and raise additional capital. We completed a series of bridge financings and resumed flight operations in June 2010.

Reverse Merger

On August 13, 2010, we completed a reverse acquisition transaction (the “Acquisition”) through a share exchange with Pet Airways, Inc. and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. in exchange for 25,000,000 shares of our common stock, which constituted approximately 73% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the Acquisition. As a result of the Acquisition, Pet Airways, Inc. became our wholly-owned subsidiary and the former shareholders of Pet Airways, Inc. became our controlling shareholders. In connection with the Acquisition, we changed our name to Pet Airways, Inc. The Acquisition was treated as a reverse acquisition, with Pet Airways, Inc. as the acquirer and American Antiquities Incorporated as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Acquisition, we are referring to the business and financial information of Pet Airways, Inc. and its predecessors. In connection with the Acquisition, the officers and directors of the Company resigned and were replaced with Dan Wiesel, Alysa Binder and Andrew Warner.

For accounting purposes, the Acquisition has been treated as a recapitalization with no adjustment to the historical basis of the companies’ assets and liabilities.

Outlook

We intend to use the proceeds obtained through financing to expand our flight operations. In our first year of operations, we believe that we have demonstrated that there is a strong demand for pet travel. Research data indicates that over two million pets travel by air, and most of them, due to size, must travel in the cargo hold of commercial airlines. Pet Parents, the Department of Transportation, the USDA and others in the airline industry all agree that flying animals in cargo presents a clear danger to these animals. We provide an alternative to cargo for pets. Our pawsengers travel in the main cabin of our specially equipped planes where the temperature is carefully controlled for maximum pet comfort. Additionally, all of our flights include an In-Flight Pet Attendant to monitor the temperature, health and condition of the pets.

We currently serve nine major cities throughout the United States. To date we have transported over 5,000 pets, which is only a small fraction of the pets that travel by air. Our goal is to expand our flight operations to most major cities throughout the United States so that we are within an easy drive for all pet parents. Over the long term, we intend to expand our operations to overseas markets.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources. We may not be successful in addressing such risks and difficulties. As a result of these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2009 as to the substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

Revenue Recognition and Deferred Revenue

The Company recognizes income when it is earned. Tickets sold are initially deferred and “pawsengers” revenue is recognized when transportation is provided. Tickets that are sold but not flown on the travel date can be re-used for another flight up to a year from the date of the sale if the flight is cancelled within a week of the travel date. Unearned revenue primarily represents tickets sold for future travel dates and exchanges of tickets sold for past travel dates.

Cost of flight operations

Flights are contracted from an air cargo entity. Flight costs are recorded at the time of the flight.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value Measurements

The Company has adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful life of the assets (three to five years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Website development costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs.” All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the operation of the website are expensed as incurred.

Long-lived assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its trademark costs. If and when such factors, events or circumstances indicate possible impairment to its trademark costs, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. The Company incurred no impairment losses during the periods presented.

Advertising costs

Advertising costs are expenses as incurred. The Company follows FASB Accounting Standards Codification No 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net loss for the period end is divided by the weighted average number of shares outstanding for that period to arrive a net loss per share.

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820-10 (formerly FASB Statement 157, “Fair Value Measurements”). ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of ASC 820-10 will change current practice. The changes to current practice resulting from the application of ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 820-10 effective December 31st 2009 for financial assets and the adoption did not have a significant effect on its financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted ASC 825-10 effective December 31, 2009 and the adoption did not have a significant effect on its financial statements.

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, “Accounting for Collaborative Arrangements”) was issued. ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock. On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and the ASC is be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Effective November 23, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our consolidated financial statements. In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these consolidated financial statements.

Effective December 31 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. The adoption of this standard did not and will not have a material impact on our consolidated financial position or results of operations.

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenue. Revenue for the three months ended September 30, 2010 was $356,057 compared to $188,060 for the three months ended September 30, 2009, an increase of $167,997 or 89%. The increase is due primarily to increased ticket sales, an increase in the number of cities from which we fly and a higher number of pets being flown in our aircraft.

Cost of Revenue. Cost of Revenue increased $139,574, or 31%, to $590,871 for the three months ended September 30, 2010 compared to $451,297 for the three months ended September 30, 2009. The increase is due primarily to an increase in the number of cities from which we fly.

Gross Profit. Gross profit comprises revenue and the cost of flight operations through our arrangements with Suburban Air. Gross profit for the three months ended September 30, 2010 was $(234,814) compared to $(263,267) for the same period in 2009.

Operating Expenses. Operating expenses increased $1,440,180, or 341%, to $1,862,228 for the three months ended September 30, 2010 compared to $422,048 for the three months ended September 30, 2009. This increase is primarily due to increased employment related costs, a result of higher headcount associated with an increase in the number of pet lounges, and higher legal and professional costs associated with the reverse merger transaction in August 2010.

Interest expense, net and other. Net interest expense was $73,707 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009. The increase is due to interest payable under our convertible debentures and warrants.

Provision for Income Taxes. We have provided a full valuation allowance on our net deferred tax asset.

Net Loss. Net loss for the three months ended September 30, 2010 was $2,170,746 compared to a net loss of $685,284 for the three months ended September 30, 2009. The increase in net loss is due to an increase in cost of revenue, operating expenses and interest expense, partially offset by an increase in revenue.

Nine Months Ended September 30, 2010 and 2009

Revenue. Revenue for the nine months ended September 30, 2010 was $872,594 compared to $246,880 for the nine months ended September 30, 2009, an increase $625,714 or 253%. The increase is due primarily to increased ticket sales , an increase in the number of cities from which we fly and a higher number of pets being flown in our aircraft.

Cost of Revenue. Cost of Revenue increased $655,966, or 145%, to $1,107,263 for the nine months ended September 30, 2010 compared to $451,297 for the nine months ended September 30, 2009. The increase is due primarily to an increase in the number of cities from which we fly.

Gross Profit. Gross profit comprises revenue and the cost of flight operations through our arrangements with Suburban Air. Gross profit for the nine months ended September 30, 2010 was $(234,669) compared to $(204,417) for the same period in 2009.

Operating Expenses. Operating expenses increased $1,751,699, or 305%, to $2,326,634 for the nine months ended September 30, 2010 compared to $574,935 for the nine months ended September 30, 2009. This increase is primarily due to increased employment related costs, a result of higher headcount associated with an increase in the number of pet lounges, and higher legal and professional costs associated with the reverse merger transaction in August 2010.

Interest expense, net and other. Net interest expense was $75,501 for the nine months ended September 30, 2010, compared to $8,644 for the nine months ended September 30, 2009. The increase is due to interest payable under our convertible debentures..

Provision for Income Taxes. We have provided a full valuation allowance on our net deferred tax asset.

Net Loss. Net loss for the nine months ended September 30, 2010 was $2,636,622 compared to a net loss of $786,994 for the nine months ended September 30, 2009. The increase in net loss is due primarily to an increase in cost of revenue, operating expenses and interest expense, partially offset by an increase in revenue.

Liquidity and Capital Resources

At September 30, 2010, we had approximately of $373,092 in cash on hand to use in executing our business plan.

Net cash used in operating activities was $1,280,417 for the nine months ended September 30, 2010 compared to $564,823 for the nine months ended September 30, 2009. The increase in cash used in operating activities is due primarily to higher net losses

Net cash used in investing activities during the nine months ended September 30, 2010 was $37,747 compared to $39,341 for the nine months ended September 30, 2009.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,520,000 compared to $1,092,661 provided by financing activities for the nine months ended September 30, 2009. The cash from financing activities was generated primarily by sales of our convertible debentures and warrants.

In May 2010, we issued an unsecured $500,000 non-interest bearing note payable to The Daniel T. Zagorin Trust, due July 27, 2010. The note was subsequently extended and on August 13, 2010 the note was converted to an 8% convertible debenture and a warrant to purchase an additional 500,000 shares of Common Stock at $1.00. The debenture accrues interest at 8% per annum, is payable quarterly with the first interest payment due on January 1, 2011, and is due in August, 2013. The debenture is convertible into 1,000,000 shares of the Company's common stock at a price of $.50 per share. Interest is payable, at the Company's option, in cash or shares of the Company's common stock.

In June 2010, we issued a 14% convertible debenture to Forte Capital Partners, LLC in the principal amount of $250,000, convertible into 500,000 shares of our Common Stock (the “14% Debenture”). The 14% Debenture accrues interest at 14% per annum, payable at maturity. Principal and interest is due June 18, 2011 and interest is payable, at our option, in cash or shares of our common stock. The 14% Debenture is exchangeable, subject to certain conditions, for an 8% Debenture (defined below) and a warrant to acquire 625,000 shares of common stock at $1.00 per share.

In August 2010, in connection with the Acquisition, we issued 8% convertible debentures (the “8% Debentures”) in the principal amount of $500,000 convertible into 1,000,000 shares of Common Stock and warrants to purchase an additional 900,000 shares of Common Stock, exercisable at $1.00 per share. The 8% Debentures accrue interest at 8% per annum, are payable quarterly, with the first interest payment due on January 1, 2010, and are due in August 2013. Interest accrued under the 8% Debentures may be paid, at our option, in cash or shares of our common stock.

During the nine months ended September 30, 2010, we sold 1,184,831 share of Common Stock (restated for the effect of the share exchange transaction resulting in the reverse merger) for $270,000 at an average price of $.23 per share.

We had no commitments for capital expenditures in material amounts at September 30, 2010. Our customers generally use our on-line reservation system to book flights and use their credit cards for payment. All payments are made in advance of the flight. Accordingly there is not a significant risk of collection of monies owed to us.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We may need to complete additional financing transactions in order to continue operations over the long term. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our operations.

We believe that our current cash resources and expected revenue will be sufficient to fund operations for the next twelve months. However, if we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to scale back our operations, and in the extreme case, terminate operations and liquidate the Company.

Off-Balance Sheet Arrangements

As of September 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 4.  Controls and Procedures

As of September 30, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 27, 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

Not Required.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2010, the Company issued 150,000 shares of its common stock for services.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.       (Removed & Reserved)

Item 5.      Other Information.

On November 3, 2010, the Company sold an aggregate of 4,000,000 shares of its Common Stock at a price of $0.50 per share for gross cash proceeds of $2,000,000 to The Daniel T. Zagorin Trust. The closing market price on November 3, 2010 was $2.25. The foregoing securities were sold pursuant to Section 4(2), Section 4(6), and Regulation D under the Securities Act of 1933, as amended and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On November 18th, 2010 The Daniel T. Zagorin Trust elected, and the Company agreed, to convert the $500,000 8% debenture payable to The Daniel T. Zagorin Trust into 1 million shares of common stock at $.50 per share towards the end of 2010.

Subsequent to the above transactions The Daniel T. Zagorin Trust will possess over 10% of the shares of the Company’s Common Stock.

Item 6.  Exhibits

(a) The exhibits filed as part of this report are listed below:

Exhibit No.

3.1	Articles of Amendment to Articles of Incorporation. (1)
31.1
Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference from Company’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2010.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PET AIRWAYS, INC.

Dated: November 19, 2010	By:	/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer
(Principal Executive Officer)