Form 10-K
period 2010-12-31
Pet Airways Inc.
filed 2011-03-28
CIK 1346973

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 0-333-130446

PET AIRWAYS, INC
(Exact Name of Registrant as Specified in Its Charter)

Illinois	20-3191557
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

777 E. Atlantic Avenue, Suite C2-264, Delray Beach,
FL, 33483
(Address of principal executive offices and zip code)

(408) 248 6000
 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.
☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated Filer    ☐ Accelerated filer   ☐ Non-accelerated filer    ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes      ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported on the OTCQB of the OTC Markets Group's quotation and trading system was $8,520,671.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 10, 2011 was 39,656,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2010.

PET AIRWAYS, INC.
FORM 10-K INDEX

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 7 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” beginning on page 13 of this report.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

PART I

ITEM 1.  BUSINESS

The terms “Pet Airways, Inc.,” “Pet Airways,” the “Company,” “management,” “we,” “us,” and “our” in this Annual Report on Form 10-K to refer collectively to Pet Airways, Inc. and its subsidiary.

Business Summary

Pet Airways is an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners (“Pet Parents”) can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, Pet Parents drop off their pets at one of our lounges (a “Pet Lounge”) located at the departure airport. We place the pet passengers (the “Pawsengers™”) into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Pawsengers™ fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. After drop off, Pet Parents can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the Pawsengers™ are safe and comfortable at all times. We have a specially trained pet attendant (the “Pet Attendant”) on each flight that is responsible for monitoring the Pawsengers™ during the flight. Upon arrival at the destination airport, we unload the Pawsengers™ from the plane directly into the Pet Lounge for pick up.

As of December 31, 2010, we serve nine markets in the United States and offer weekly scheduled coast-to-coast service.

Organizational History

We were incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. (“AAI”). Historically, we purchased antiques and collectible items for resale, accepted items on consignment, and sold items through various auctions and third party internet websites.

In June 2010, we formed Pet Airways, Inc., a Florida corporation, (“Pet Airways, Inc. (Florida)”) by the conversion of Panther Air Cargo, LLC (“Panther Air”) a limited liability company.  Effective the date of the conversion, Panther Air began operating as Pet Airways, Inc. (Florida).

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of AAI common A shares, which constituted approximately 73% of Pet Airways, Inc. (Florida) issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition. As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of AAI and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders.  Also, upon completion of the Acquisition, we changed our name from AAI to Pet Airways, Inc. and adopted the ticker symbol “PAWS” to trade on the OTCQB Market Tier (“OTCQB”).

The OTCQB market tier helps investors easily identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system.

The share exchange transaction with Pet Airways, Inc. was treated as a reverse acquisition, with Pet Airways, Inc. (Florida) as the acquirer and Pet Airways, Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

Upon the closing of the Acquisition on August 13, 2010, Joseph A. Merkel, our former Chief Executive Officer, President and director and Kevin T. Quinlan, our former Chief Financial Officer, Controller and director, resigned. On the same day, our board of directors approved an increase in the size of our board to three board members and appointed Dan Wiesel, Alysa Binder and Andrew Warner to our board of directors at the effective time of the resignation of Messrs. Merkel and Quinlan, to fill the vacancies created by their resignation. In addition, our board of directors appointed Mr. Wiesel as our Chief Executive Officer and Ms. Binder as our Executive Vice President effective immediately at the closing of the Acquisition.

Description of Market

We believe that Pet Parents who want to travel with their pets are faced with limited, and sometimes dangerous, transportation choices. Pets too big to fit under the seat are relegated to traveling in the airplane’s cargo hold. Our Pawsengers™ fly in the specially equipped main cabin of our aircraft, which is climate-controlled, and supplied with an ample amount of fresh circulating air. Also, the Pet Attendant constantly monitors the Pawsengers™ for the duration of each flight. Pet Airways offers dedicated routes within the United States with easily accessible Pet Lounges located away from main terminals, allowing for easy access and quick loading and unloading.

We currently service nine markets:

•	New York/Long Island;
•	Baltimore/Washington DC;
•	Chicago;
•	Denver;
•	Los Angeles;
•	South Florida;
•	Omaha;
•	Phoenix; and
•	Atlanta.

We intend to add additional markets in the near term including launching operations from Orlando, Florida.  Our long-term objective is to have a Pet Lounge within a two hour driving radius of the majority of the U.S. pet population.

Our Target Market

We believe that our service appeals to a wide market of Pet Parents, including, among others, vacationers, individuals who own multiple homes, and individuals relocating. Given our sensitivity to pet handling, we also believe that we appeal to breeders, pet rescue services and those traveling with their pets to pet shows. Ultimately, we intend to offer direct national service, at which point we will look to partner with traditional commercial airlines and offer Pet Airways as a safe alternative to commercial airline pet transport options.

Our Aircraft

We have contracted with Suburban Air Freight, Inc. (“Suburban Air”), an air freight operator based in Omaha, Nebraska, to provide Beech 1900 aircraft. We have modified the aircraft to transport Pawsengers™ safely and comfortably. The current configuration of our aircraft allows for the transport of approximately 40 Pawsengers™ per flight. Based upon our relationship with Suburban Air, we believe that we can add additional planes and flight schedules to enable us to continue to grow our business and increase flight operations to meet the demand for our service.

Our Pet Lounges

Our Pet Lounges are located at the airports we service, both departure and arrival. Pet Lounges are comfortably furnished with pet friendly furniture, providing a welcoming atmosphere to both Pawsengers™ and their Pet Parent. As a convenience to our Pet Parents, we offer limited overnight or short term stay kennel facilities at some of our Pet Lounges. We anticipate increasing the space allocated for facilitating short term stays at the Pet Lounges as we continue to grow the business.

Reservations

Booking Habits

Pet Parents tend to book Pawsengers™ within a 60 day window of the planned travel date. Occasionally, we see booking within seven days.  Like a traditional commercial airline, we will fly every week regardless of the level of bookings. Since the inception of our flight operations, many of our flights have been at or near capacity, and we intend to add additional aircraft as demand increases. To the extent we have additional capacity on our flights we expect to fill such capacity by increasing the number of markets that we serve.

Flight Routes

We will fly a coast-to-coast route so as to maximize occupancy in both directions, regardless of any seasonality issues. We are currently flying coast-to-coast and stopping at cities en-route. As demand increases and we enter new markets, we expect to increase the frequency of flights and may eventually use a “hub and spoke” system for flight operations. Under this system, which is used by many of the traditional commercial airlines, we would fly to centralized hubs, based on the west coast and east coast, and fly from the particular hub to destination cities.

Seasonality

We expect to experience higher customer volume in the second, third and fourth quarters of the calendar year as compared to the first quarter. The increased volumes in the middle quarters of the year coincide with vacations and holidays.

Our Competition

We believe that we are currently the only airline specifically designed for the comfortable and safe transportation of pets where pets travel in the main cabin and, as such, we do not believe we face any direct competition from other “pet-only” airlines.  We do, however, face competition from other transportation providers and pet care services, including traditional commercial airlines, ground transportation services, pet concierge services, boarding facilities, and pet sitters.

Traditional Commercial Airlines

With traditional commercial airlines, small pets may travel with their owners, stowed under the seat, but most airlines will only accept one or two pets per flight. Pets too big to fit under the seat are relegated to traveling in the airplane’s cargo hold.

Cargo is not an appealing way for a pet to travel. The air temperature in a plane’s cargo hold can vary from below zero to over one hundred degrees Fahrenheit and cargo hold temperature is generally unregulated while a plane is grounded at an airport. The oxygen pressure and ventilation systems in the cargo hold are minimized to suppress potential fire hazards, which can make transport uncomfortable for pets. Our aircrafts are climate controlled, on the ground and in the air, offering ventilation and comfortable temperatures for our Pawsengers™ at all times.

In addition, in the cargo hold of a traditional commercial airline’s aircraft, pets are generally strapped in under a cargo net close to the cargo door and, as they are classified as baggage, the pilot does not always know that they are carrying pets or live animals. Pets have routinely escaped from cargo holding areas or have been lost in transit when accidentally transferred to a different aircraft.  In addition, approximately 1.65 million pets travel in cargo holds each year, and, according to a study by the San Francisco SPCA in 1998, approximately 5,000 pets are injured as a result of travelling in cargo.

Ground Transportation

Pet owners may utilize ground transportation services. While we believe that such services may be problematic for long distances, they may be suitable for a pet owner who is relocating but are not convenient solutions for vacationers.  Typically, a coast-to-coast ground service can take between 7 and 10 days to complete.

Pet Concierge Services

Pet concierge services typically are a convenient solution in that they handle the logistics and paperwork associated with pet travel. Unfortunately, concierge services still use traditional commercial airlines and the pet is relegated to the cargo hold for the duration of the travel.

Pet Boarding and Sitters

Vacationing pet owners can use a boarding service, or leave pets at home with a pet sitter. A pet sitter comes to the owner’s home during his or her time away and gives the animal basic care and interaction. For individuals enjoying an extended vacation or travelling to a second home, this option can be both inconvenient and expensive. According to the San Francisco SPCA web site, most cats are very territorial and are easily stressed if moved to a strange environment, so boarding is not a good option for them. Dogs, on the other hand, are very social animals, so being home alone without human companionship for 24 hours can be very upsetting for them, even if you have more than one dog.

Pricing

Our fares are competitively priced with air cargo, pet boarding and ground transport alternatives. Our average fare is $500 per flight, although flights can cost as little as $130 or more than $1,200, depending on the distance travelled and size of pet. This average fare range compares favorably with a cost of $250 to $1,000 for air cargo or $150 to $250 for a qualified pet taken on the aircraft as carry-on baggage. Ground transport can cost an average of $450 to $1,000 (e.g., pet relocation.com web site offers a minimum of $1,000), depending on distance, and pet boarding services can cost between $350 and $595 per week.

Corporate Strategy

Since our first year of operations, we believe that we have demonstrated that there is a strong demand for pet travel. Research data from the Aviation Consumer Protection and Enforcement section of the U.S. Department of Transportation indicates that over two million pets and other live animals travel by air, and most of them, due to size, must travel in the cargo hold of a traditional commercial airline’s aircraft. Pet Parents, the Department of Transportation, the USDA and others in the airline industry, all agree that transporting pets and animals as cargo presents a clear danger to these pets and animals.

We provide an alternative to cargo transport for pets. Our Pawsengers™ travel in the main cabin of our specially equipped planes where the environment is carefully controlled for maximum comfort. Additionally, all of our flights include an in-flight Pet Attendant to monitor the cabin environment, and the health and condition of the Pawsengers™.

We currently serve nine major cities throughout the United States. To date we have transported over 5,000 pets, which is only a small fraction of the pets that travel by air. Our goal is to expand our flight operations to most major cities throughout the United States so that we are within an easy drive for all Pet Parents. Over the long term, we may expand our operations to international markets.

In addition to air transport, we intend to offer comprehensive services to make the door-to-door travel experience easier and more enjoyable for Pawsengers™ and Pet Parents, including:

•	Door-to-door limousine service;
•	Lodging facilities for rest and relaxation before or after travel; and
•	Grooming, before or after travel.

Boarding Kennels

In the future, we may create our own boarding facilities services at our Pet Lounges. This added service will enable us to provide additional convenience to Pet Parents as well as provide us with an additional revenue source.

Ground Transportation

We may use air-conditioned passenger vans, such as those operating at many major airports, to transport pets by ground. These vehicles can be retrofitted to securely hold pet carriers.

The vehicles used by us would carry the Pet Airways logo and would serve as an advertising and marketing tool, in addition to transporting pets and other operational uses. In markets that have more than one airport, we intend to use one airport as the main Pet Lounge for flight operations, but may introduce pet “drop off” lounges at other airports close by and use ground vehicles to transport the pets to the airport from which a particular flight will depart. This could be extended as a premium pick up and drop off service for Pawsengers™, where we would pick up the pets from the Pet Parent’s home, and deliver the pets to the Pet Parent’s final location of choice following the flight. We would expect to charge additional fees for such ground transport services.

In addition, we may need small utility vehicles for day-to-day operations in each market where we operate and a golf cart for transport on airport grounds.

Retail Operations

We currently do not have any retail operations at our Pet Lounges, although there appears to be demand for us to offer pet toys, collars, leashes, pet carriers, pet food and other pet supplies. In the future, we may design Pet Lounges to include a small area to sell pet supplies and merchandise to Pet Parents. This would offer opportunities for us to expand our brand and give Pet Parents the convenience of purchasing products on-site at the Pet Lounges and offer us an additional source of revenue.

Pet Portal

By continuing to grow and strengthening our brand, we believe that we will become a leader in pet travel. This gives us the potential opportunity to use our website to create an Internet portal (the “Pet Portal”) which will draw from the 180 million pet owners in the U.S. Through the Pet Portal, we could offer Pet Parents a myriad of fee-based products and services beyond the scope of the services currently provided by us. Additionally, the Pet Portal may serve as an advertising platform for all types of pet and travel products, which could generate additional revenue for us.

Employees

As of December 31, 2010, we had 36 employees, of which 13 were full time. We are not a party to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1A.  RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have experienced a history of losses and have yet to begin generating positive cash flows from operations and, as a result, our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each calendar quarter since our inception and as of December 31, 2010, had an accumulated deficit of $(6,065,008). We incurred net losses to common stockholders of $(4,055,905) during the year ended December 31, 2010. As a result of these conditions, the report of our independent registered accountants issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2010 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are an early stage company, have limited operating history and anticipate losses and negative cash flow.

We are an early stage company, and have limited operating history upon which prospective investors may base an evaluation as to our likely performance. We have been offering pet transportation services for a limited period of time and a substantial majority of our revenue has occurred within the past two years.  We are subject to all the substantial risks inherent in an early stage business enterprise within the airline and pet transportation industry, including increased fuel costs, changes in government regulation, and economic downturns. No assurances can be given that our business will be successful, profitable or that we will ever become profitable. In addition, if we ever do become profitable there can be no assurance that we will remain profitable.  Before purchasing our common stock, investors should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein.  We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks could cause our business to fail which may result in our liquidation.

We may have difficulty managing our growth.

We anticipate that we will continue to grow in the near future.  Our ability to manage growth effectively will depend on our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage additional marketing, operations and administrative personnel.  Our management may not be able to manage growth effectively, or may be unable to recruit and retain personnel needed to meet our needs.  If we are unable to manage growth or hire necessary personnel, our business could be materially harmed.

We may not be able to maintain our cost structure, thus leading to higher operating costs, which may have a material effect on our financial condition.

Our ability to do business and be profitable is based on maintaining the lowest average cost per Pawsengers™ as possible. Any increase in our costs or decrease in the number of Pawsengers™, both of which may vary considerably for the reasons discussed herein, will significantly increase the average cost Pawsengers™ and may have a material adverse effect on our business and profitability.

Sales may fluctuate due to seasonality.

Our business is, in part, seasonal in nature. This seasonality is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived to travel demand, which can sometimes be difficult to predict. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Economic downturns may adversely affect our sales.

A further downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our revenues.  Our success depends on the sustained demand for our services. Consumer purchases of discretionary services, such as ours, tend to decline during recessionary periods when disposable income is lower. These downturns have been characterized by diminished services demand and subsequent accelerated erosion of average prices. A general slowdown in the economies in which we sell our services or even an uncertain economic outlook could adversely affect consumer spending on our services and, in turn, our sales and results of operations.

Although we believe that we are the sole “pet only” airline, we indirectly compete with a variety companies that have greater financial and operational resources than us.

We believe that we are the sole “pet only” airline that transports pets in the main cabin of the aircraft that is environmentally controlled. The barrier to competition to establish an operation such as ours requires, in addition to the capital necessary, substantial planning and expertise, purchasing of assets, leasing of space, training of personnel, and licensing from several different governmental agencies in addition to the creation of a strong brand presence in the marketplace. There may, however, be entities that possess the necessary capital and skill to develop a service similar to ours, and thusly there can be no assurance that we will not have direct competitors in the market in the future or that such competition will not have a material adverse effect on our business.

In addition, we currently compete in the same markets with traditional commercial airlines and ground based carriers that, in some cases, have substantially more capital, resources and expertise in the transportation business. While these competitors do not offer the same service that we provide, they do compete with us by providing general pet transportation services. There can no assurances that these competitors or others that may enter the business are not planning to direct substantial cargo capacity and resources at the pet transportation market and, if successful, that it would not have a material adverse effect of our business.

Reliance on Key Personnel.

We are dependent on a limited number of key personnel, and the loss of any of these individuals could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of our key personnel, including our executive management. Competition for personnel throughout the airline and transportation industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel, our business could be materially adversely affected.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We do not presently have adequate cash from operations or financing activities to meet our long-term financing needs.  As of December 31, 2010, we had approximately $1,511,000 in cash on hand to use in executing our business plan.  We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategy, so as to enhance our service offerings and benefit from economies of scale. We expect our working capital requirements and the cash flow provided by future operating activities, if any, to vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, there is no assurance that funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

We are increasingly dependent on technology in our operations, and if our technology fails or we are unable to continue to invest in new technology our business may be adversely affected.

We have become increasingly dependent on technology initiatives to enhance customer service in order to compete in the current business environment. The performance and reliability of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. These initiatives will continue to require significant capital investments in our technology infrastructure. If we are unable to make these investments, our business and operations could be negatively affected.

In addition, any internal technology error or failure or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications, or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or lower sales.  Our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

We rely solely on Suburban Air for our flight operations and compliance with Federal Aviation Administration (“FAA”) regulations.

Our flight operations are entirely managed by Suburban Air. We are reliant upon Suburban Air to continue to operate and comply with the necessary FAA regulations and be able and willing to fly aircraft on our behalf. We believe that Suburban Air has additional aircraft that they could make available to us as we expand operations. There can be no assurance that such aircraft will be made available to us when required, that such aircraft will be adequate for transporting pets, or that such aircraft will be made available on economic terms favorable to us. While there are other operators we could engage for flight operations and FAA compliance, there can be no assurance that we will be able engage them on the same, or similar, terms as Suburban Air, and, accordingly, any interruption in our relationship with Suburban Air may have a material adverse effect on our business.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and financial results could be affected in the event of an accident or incident involving our aircraft.

An accident or incident involving our aircraft could result in additional costs not covered by insurance, such as a decrease in our goodwill and expensive litigation. More importantly, an accident or incident may cause the public to perceive our operation as unsafe or unreliable, particularly if such accident or incident results in harm to a Pawsengers™. If the public perceives that we are unsafe or unreliable, such perception will have a material adverse impact on our business.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins will vary from quarter to quarter, and may vary significantly. As a result, our operating results may fall below the expectations of third parties including securities analysts and investors, in some quarters, which could result in a decrease in the market price of our common shares. The reasons our quarterly results may fluctuate include:

•	variations in profit margins attributable to the utilization of our flights;
•	changes in the general competitive and economic conditions; and
•	the introduction of new services by us.

Period-to-period comparisons of our operating results should not be relied on as indications of future performance.

RISKS ASSOCIATED WITH THE AIRLINE INDUSTRY

The airline industry tends to experience adverse financial results during general economic downturns, leading to significant trickle down effects for our sub-segment of the airline industry.

Since a substantial portion of airline travel is discretionary, the industry tends to experience a downturn in revenues during general economic downturns.  Events beyond the our control such as the economic downturn in 2008, can impact travel patterns for a significant amount of time, and thus have a material adverse effect on individual airlines and the industry as a whole.

The 2001 terrorist attacks, seriously harmed the airline industry, and the risk of additional attacks or wars, may harm the industry in the future.

Terrorist attacks and wars both negatively affect the airline industry. The impacts include substantial loss of bookings, increased security compliance costs, increased insurance costs, increased fuel costs and increased airport delays, all of which negatively affect airline revenues. We cannot predict the scope or effects of such incidents in the future as they relate to our success, and such incidents may have a material adverse effect on our operations.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.

The rapid spread of a contagious illness, such as the H1N1 flu virus or SARS, can have a material adverse effect on the demand for worldwide air travel, and accordingly the demand for pet flight service, and therefore have a material adverse effect on our business and results of operations. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any market in which we operate may have a material adverse impact on our business and results of operations.

The traditional commercial airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.

The traditional commercial airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs For instance, the FAA from time to time issues directives and other regulations relating to the safeguard, maintenance and operation of aircraft that necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. Even though we are not a traditional commercial airline operator we are subject to some of the same regulations that traditional commercial airlines are subject to.

Future regulatory action concerning climate change and aircraft emissions could have a significant effect on the airline industry. For example, the European Commission has adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the United States. Such a system could impose significant costs if we expand our services to Europe. Other laws or regulations such as the European emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.

Increased fuel costs or disruptions in fuel supply could have a material adverse effect on our business.

Fuel cost is, and will continue to be, a significant portion of our operating expense. Significant increases could harm our profitability if we are unsuccessful in passing along the increase onto our Pet Parents increase in ticket prices may result in a decrease in demand for our services. Historically, fuel costs have fluctuated widely based on geopolitical issues and supply and demand. We cannot assure you that such significant fuel increases can be adequately offset by increasing fares or decreasing other operational costs.

Fuel prices could increase dramatically and supplies could be disrupted as a result of international political and economic circumstances, such as increasing international demand resulting from a global economic recovery, continued conflicts or instability in the Middle East or other oil producing regions and diplomatic tensions between the U.S. and oil producing nations, as well as OPEC production decisions, disruptions of oil imports, environmental concerns, weather, refinery outages or maintenance and other unpredictable events.

Further volatility in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial condition and liquidity.

Our operations may be hindered due to inclement weather conditions.

Like all airline traffic, we cannot fly scheduled flights if weather conditions do not permit. One of the principles of our operations is to fly in weather that will not pose any undue risks to our employees or Pawsengers™. In the event that the weather does not meet our minimum standards, we will be forced to cancel or delay flights, thus incurring certain additional costs, including, but not limited to, pet boarding costs, pet food costs and fuel costs that may have a material adverse effect on our business.

Our reputation and financial results could be affected in the event of an accident or incident in the airline industry.

An accident or incident in the airline industry may cause the public to perceive airline travel as unsafe. As a result, travel demand could decrease and we may suffer a material adverse effect to our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB. The OTCQB market tier helps investors easily identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system. The OTCQB is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockolders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock with NASDAQ or New York Stock Exchange or other exchanges as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is considered to be a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors”, as such term is defined in the Securities Act. For transactions covered by Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholders hold a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without their approval.

Mr. Dan Wiesel and Ms. Alysa Binder are the beneficial owners of approximately 45% of our outstanding voting securities as of December 31, 2010. As a result, they possess significant influence, giving them the ability, among other things, to elect members of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. The interests of these two stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, which may affect the market price for our securities.

ITEM 2.            DESCRIPTION OF PROPERTY.

Headquarters and Offices

We lease office space in Fort Lauderdale, Florida and San Jose, California. The Florida office, which is our corporate headquarters, is used for corporate administrative functions.  The San Jose office is used for representatives, marketing and administrative functions.  The San Jose space is a service office leased on a month to month basis.

Pet Lounges

As of December 31, 2010, we operated under an operating lease for the Pet Lounges at the airports we service, at both departure and arrival terminals. We lease the space in which all of our Pet Lounges are located.

Pet Lounges are established at:

•	New York/Long Island;
•	Baltimore/Washington DC;
•	Chicago;
•	Denver;
•	Los Angeles;
•	Fort Lauderdale/Miami;
•	Omaha;
•	Phoenix; and
•	Atlanta.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is currently listed on the OTCQB for trading. Our stock trades now under the symbol “PAWS” and previously traded under AAQS. The following table sets forth, for the calendar quarters indicated, the high and low bid prices of our common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	$0.27	$0.13
June 30, 2009	$0.25	$0.24
September 30, 2009	$0.25	$0.25
December 31, 2009	$0.25	$0.20
March 31, 2010	$0.50	$0.13
June 30, 2010	$0.50	$0.50
September 30, 2010	$3.00	$0.50
December 31, 2010	$2.95	$1.49

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations and the growth of the business.

We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Holders.

As of March 11, 2011, we had approximately 115 record holders of our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual consolidated financial statements contained elsewhere in this report.

Overview

We are an airline designed specifically for the comfortable and safe transportation of pets. Pet Parents can book their pets on flights online at our website or can book flights with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, Pet Parents drop off their pets at one of our Pet Lounges located at the departure airport. We place the Pawsengers™ into a pet friendly carrier and then board the carrier into the main cabin of the airplane. Pawsengers™ fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. After drop off, Pet Parents can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the Pawsengers™ are safe and comfortable at all times. We have a specially trained Pet Attendant on each flight that is responsible for monitoring the Pawsengers™ during the flight. Upon arrival at the destination airport, we unload the Pawsengers™ from the plane directly into the Pet Lounge for pick up. We currently serve nine cities in the U.S. and offer weekly scheduled coast-to-coast service.

We believe that our service appeals to a wide market of Pet Parents, including, among others, vacationers, individuals who own multiple homes, and individuals relocating. Given our sensitivity to pet handling, we also believe that we appeal to breeders, pet rescue services and those traveling with their pets to pet shows. Ultimately, we intend to offer direct national service, at which point we will look to partner with traditional commercial airlines and offer Pet Airways as a safe alternative to commercial airline pet transport options.

Operational Metrics

The key operational metrics that we regularly monitor include approved credit card transactions, bookings of Pawsengers™ on our flights and flight utilization on a daily basis. By tracking the bookings and flight utilization we can implement pricing strategies in order to maximize our weekly flight revenues.

•
Our reservations employees track the number of incoming phone calls to both assist Pet Parents with reservations and answer any questions they may have. On a weekly basis we track flight bookings and revenues to monitor on what flights we are covering our fixed costs. In 2011, we introduced a weekly report to track the average revenue per mile flown on a weekly basis that we can compare to the average cost per mile.

•	We have a weekly cash flow report that is used to review cash receipts against expenses along with projected cash inflows and outflows.
•	On a monthly basis, we review the income statement, balance sheet and cash flow against our operational plan highlighting any significant variances from plan.

Outlook

We believe that the market for our pet transportation service is large and continues to grow. The cost of aircraft operation, including pilot use and jet fuel, and the cost of pet lounge space, along with certain external conditions such as weather and government regulations, are all conditions which may affect our ability to execute our business plan. We believe that we are currently the only airline specifically designed for the comfortable, efficient transportation of pets and, as such, we do not believe we face any direct competition from other pet-only airlines. We do, however, face competition from other transportation providers and pet care services, including traditional commercial airlines, ground transportation services, pet concierge services, boarding facilities, and pet sitters. Some of these competitors have substantially greater market share and financial resources than us. We have found that certain potential customers view our small size and limited financial resources as a negative even if they prefer our services to those of our larger competitors. Based on our current revenues and the size of the pet transportation market, we believe we have a market share of less than 1 percent.

Our primary strategic objective is to strengthen our position in the market for pet travel and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by continuing to enhance the value of our brand, increasing the number of cities that we service and/or the number of aircraft that we operate, and developing new services in our Pet Lounges.

We believe that our near-term success will depend particularly on our ability to increase customer adoption of our pet transportation services. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. We believe that key risks include overall economic conditions and the overall level of travel spending, economic and business conditions within our target customer sector, our ability to expand our services, both to additional cities and within the cities we already service, competitive factors in our industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in a niche market, that we have limited financial resources, and continue to face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and judgments, including those related to revenue recognition, bad debts, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Board of Directors has reviewed our related disclosure in this Form 10-K. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when it is earned. Revenue from tickets sold is initially deferred and is recognized when the transportation is provided. Tickets sold but not used on the date of the flight can typically be re-used towards another flight for up to one year from the initial flight date for a nominal fee. Tickets issued for flights that are cancelled can be refunded or can be used towards another flight. Unearned revenue consists of processed credit card transactions for future flights that have not taken place at December 31, 2010 and 2009.

Accruals for Contingent Liabilities

We make estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual. These contingencies may include accruals for reserves for costs and awards involving legal settlements, costs associated with vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates of the potential cost of these occurrences, and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate, compensating entries to earnings may be required.

Equity-Based Compensation

We account for equity-based compensation under the provisions of Accounting Standards Codification (“ASC”) 718-10 and ASC 505-50 “Equity Compensation and Equity Based Payments to Non-Employees”. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. We are using the Black-Scholes option-pricing model as our method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our equity price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected equity price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Computation of Net Earnings per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009, our Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Fair Value Measurement

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures effective January 1, 2009. ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. As originally issued, it was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. It does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

In February 2008, the Financial Accounting Standards Board (“FASB”) allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. In October 2008, FASB clarified the application of ASC 820 in determining the fair value of a financial asset when the market for that financial asset is not active. Accordingly, our adoption related only to financial assets and liabilities. Upon ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

Valuation techniques considered under ASC 820 techniques are based on observable and unobservable inputs. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs include 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

We adopted the provisions of ASC 825 “The Fair Value Option for Financial Assets and Liabilities” effective January 1, 2009. ASC 825 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We did not elect the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date. The adoption of this statement had no impact on our consolidated financial statements.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities are recorded at cost which approximates fair value because of their short-term maturity.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects, if any, on results of operations and financial condition.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009.

The following table sets forth, certain statement of operations data relating to the business for the periods indicated.

	For the Years Ended December 31,				2010 over 2009
	2010		2009		$ Change	% Change

Revenue	$1,348,491	100%	$628,829	100%	$719,662	114%
Cost of revenue	1,588,693	118%	890,005	142%	698,688	79%
Gross loss	(240,202)	-18%	(261,176)	-42%	20,974	-8%

Operating expenses:
Sales, general and administration	3,560,555	264%	959,504	153%	2,601,051	271%

Loss from operations	(3,800,757)	-282%	(1,220,680)	-194%	(2,580,077)	211%

Other income (expense):
Interest income	185	0%	1,973	0%	(1,788)	-91%
Interest expense	(255,333)	-19%	-	-	(255,333)	*
Other income (expense), net	(255,148)	-19%	1,973	0%	(257,121)	*

Loss before income taxes	(4,055,905)	-301%	(1,218,707)	-194%	(2,837,198)	233%
(Provision) benefit for income taxes	-	-	-	-	-	-

Net loss	$(4,055,905)	-301%	$(1,218,707)	-194%	$(2,837,198)	233%

* Percentage change is not meaningful.

Revenue.  Revenue for the year ended December 31, 2010 was $1,348,491 compared to $628,829 for the year ended December 31, 2009, or an increase of 114%.  The increase is due to a significant increase in the number of Pawsengers™ flown as well as a higher average ticket price in 2010 compared to 2009. We commenced flight operations in April 2009 and continued flight operations until February 2010.  From March 2010 to early June 2010, we ceased flight operations to allow us to rebuild our web site reservation system and raise additional capital. We resumed full flight operations at the end of June 2010 and continued uninterrupted scheduled flights through the remainder of the year.

Cost of revenue.  Cost of revenue increased 79% to $1,588,693 (118% of revenue) for the year ended December 31, 2010 compared to $890,005 (142% of revenue) for the year ended December 31, 2009.  Cost of revenue includes the costs of the aircraft and pilot contracted from Suburban Air, the cost of fuel, credit card charges and pet handling costs. The increase is primarily due to the increase in the number of flights in 2010 resulting in greater aircraft usage and pilot contract cost, higher prices for aircraft fuel and fuel consumption and the increase in credit card processing fees for tickets purchased on our web-site.

Gross loss.  Our cost of revenue has been consistently greater than our revenue, resulting in a gross loss, for the years ended December 31, 2010 and 2009. Gross loss for the year ended December 31, 2010, decreased $20,974 to $(240,202).   This improvement in gross loss is due primarily to the higher levels of revenue resulting from improved increase number of Pawsengers™ and flights in 2010.  Although we have seen an improvement in our gross margins we have significant fixed cost made up of the cost of the aircraft, pilot and fuel costs we pay to Suburban Air.  It will be difficult to cover these fixed costs unless we can expand the number of cities and increase the number of destinations available to our customers.  As a commercial airline, we have a policy of flying the scheduled routes regardless of the utilization which means some flights will fail to cover the fixed cost base.

Operating expenses.  Operating expenses for the year ended December 31, 2010 consisted mainly of payroll costs, lounge rental costs, non-cash equity-based compensation, professional fees, and outside services. The operating expenses for the year 2010 were $3,560,555 compared to $959,504 for 2009.  The increase is due to higher payroll costs, an increase in non-cash equity-based compensation expenses and costs associated with external services during the year.

Other income (expense), net.  The other income (expense) represents the interest income earned on excess cash invested in money market and interest earning deposit accounts at a FDIC insured financial institution, interest expense payable in cash or shares of common stock recorded on the outstanding $250,000 face amount, 14% convertible debenture and $1,000,000 aggregate face amount, 8% convertible debentures (“debentures”) at year end and amortization expense of the derivative liability discount. Interest income decreased to $185 in 2010 from $1,973 in 2009 due to a lower weighted average cash and cash equivalent balance during the year. Interest expense increased to $(255,333) in 2010 primarily due to the accrued interest of $(157,062) on the debentures issued in 2010 and $(94,324) of derivative liability discount amortization.

The following table summarizes the other income (expense), net for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009
Other income (expense), net
Interest income	$185	$1,973
Interest expense	(255,333)	-
Other income (expense), net	$(255,148)	$1,973

Income taxes.  We reported no provision or benefit for income taxes for the years ended December 31, 2010 and 2009.  For calendar year ended December 31, 2010, there was no income tax expense due to approximately seven months of the year we were taxed as a partnership and the net losses of the partnership flowed through to the partners for reporting purposes and for the losses before income tax for the portion of the year that we were taxed as a corporation, we had a full valuation allowance in effect.  For calendar year ended December 31, 2009, there was no income tax expense since for the full year as we were taxed as a partnership and the net losses of the partnership flowed through to the partners for reporting purposes.

Net loss.  Our net loss increased by $(2,837,198), or 238%, to $(4,055,905) in 2010 from $(1,218,707) in 2009. The increase is attributable to an increase in cost of revenue, operating expenses and other income (expense).

Non-Cash Expense Items.

During 2010, we have entered into a number of equity financings for working capital purposes, the settlement of services rendered in lieu of cash and general corporate purposes. We also issued unsecured, convertible debentures (“debentures”) with interest payable in shares of common stock.  A significant portion of the issuances resulted in non-cash settlements of liabilities that are included in the net loss for the year at December 31, 2010 ($1,550,211 or 38% of net loss).  Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	%	2009	%
Cash and non-cash expenses in Net loss:
Cash expense	$(2,505,694)	62%	$(1,209,500)	99%
Non-cash expense	(1,550,211)	38%	(9,207)	1%
Net loss	$(4,055,905)	100%	$(1,218,707)	100%

	For the Years Ended December 31,
	2010		2009
Summary of non-cash expense items:
Warrants issued for services rendered by non-employees	$(885,000)		$-
Common shares issued for services rendered by non-employees	(247,432)		-
Common shares issued in lieu of cash compensation to employees	(129,065)		-
Common shares to be issued for accrued interest due on debentures	(157,062)		-
Derivative liability discount amortization	(94,324)		-
Loss on write off of intangibles	(11,600)		-
Depreciation and amortization on property and equipment	(25,728)		(9,207)
Total non-cash expense	$(1,550,211)		$(9,207)

Liquidity and Capital Resources

	For the Years Ended December 31,
	2010	2009
Net cash used by operating activities:	$(2,082,243)	$(1,045,309)

Net cash used by investing activities:	$(97,956)	$(61,166)

Net cash provided by investing activities:	$3,520,000	$1,185,500

For the years ended December 31, 2010 and 2009, we incurred losses from operations of $(3,800,757) and $(1,220,680), respectively.  Since inception, we have financed our operations and capital expenditures through private sales of equity securities, existing cash balances and cash generated from operations. We had $1,511,057 of cash and cash equivalents on hand at December 31, 2010.

Net cash used in operating activities for the year ended December 31, 2010 was $(2,082,243) compared to $(1,045,309) for the year ended December 31, 2009. Cash used in 2010 operations consisted primarily of funding scheduled flight operations, administration expenses, public company costs and a portion of the net loss for 2010. Cash used in 2009 operations consisted primarily of funding the ramp up of flight operations, administration cost and a portion of the net loss for 2009.

Net cash used in investing activities for the year ended December 31, 2010 was $(97,956) compared to $(61,166) for the year ended December 31, 2009. The use of cash in investing activities for both years was primarily for purchases of property and equipment, web site and on-line reservation system development and the further build-out of Pet Lounges.

Net cash provided by financing activities for the year ended December 31, 2010 was $3,520,000 compared to $1,185,500 for the year ended December 31, 2009. The cash provided in 2010 was from completing a $1,250,000 unsecured, convertible debenture financing with a group of investors and proceeds from the private placement sale of $2,270,000 in common stock. The cash provided in 2009 was primarily from the sale of $1,195,500 in membership units (converted into common stock shares, par value and paid-in capital as a result of the Acquisition).

Financings:

During the month of June and August 2010, we entered into convertible debenture financing agreements for  a $250,000 face amount, 14% convertible debenture due in June 2011 and $1,000,000 aggregate face amount, 8% convertible debentures due August 2013, with a carrying value of $304,193 net of the unamortized derivative discount of $695,807, respectively.  The debentures are convertible at various conversion rates into shares of our common stock.  The interest accrued is payable in cash or common stock at our option.  The amount of accrued interest based on electing the payment in common stock option was $157,062 at December 31, 2010.

During the quarter ended September 30, 2010, we sold an aggregate of 1,184,831 shares of common stock to investors for total proceeds of $270,000 at an average price of approximately $0.23 per share.

During the quarter ended December 31, 2010, we sold an aggregate of 4,000,000 shares of our common stock at a price of $0.50 per share for gross cash proceeds of $2,000,000 to the Daniel T Zagorin Trust. The closing market price on the stock on November 3, 2010 was $2.25. The foregoing securities were sold pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended, and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

While we have been able to manage our working capital and capital expenditure needs with the current cash and equity or debt financings, additional financing is required in order to meet our current and projected cash flow requirements from operations. Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we need to raise additional funds or renegotiate existing financing facilities in order to support our operations for the next twelve months. The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. We anticipate securing any additional funding through the issuance of debt or equity securities or through renegotiation of existing financing facilities. The sale of additional common stock, preferred stock or convertible equity or debt will result in dilution to our stockholders. We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us or if we are unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

We cannot guarantee that we will be able to obtain such financing from available sources or on acceptable terms. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and any further downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Our registered independent certified public accountants have stated in their report dated March 24, 2011 that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item appears in this report on the pages indicated in the following index:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pet Airways, Inc.

We have audited the accompanying consolidated balance sheets of Pet Airways, Inc. and its Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pet Airways, Inc. and its Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company had accumulated losses of $(6,065,008) as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 24, 2011

PET AIRWAYS, INC.
CONSOLIDATED BALANCE SHEETS

	For the Year Ended December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,511,057	$171,256
Receivable due from credit card clearing house	123,134	-
Prepaid expenses	119,354	-
Total current assets	1,753,545	171,256

Property and equipment, at cost	168,546	70,590
Less: accumulated depreciation and amortization	(38,587)	(12,859)
Property and equipment, net	129,959	57,731

Non-current assets
Intangible assets, net	-	11,600
Security deposits	30,787	19,600
Total non-current assets	30,787	31,200
Total assets	$1,914,291	$260,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
14% convertible debenture	$250,000	$-
Accounts payable	550,216	67,584
Accrued expenses	342,159	21,591
Unearned revenue	125,603	94,616
Total current liabilities	1,267,978	183,791

Non-current liabilities:
8% convertible debentures, face amount $1,000,000, net of discount of $695,807	304,193	-

Commitments and contingencies:	-	-

Stockholders' equity:
Preferred stock, no par, 10,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,314,615 and 26,911,942 issued and outstanding at December 31, 2010 and 2009, respectively.	38,315	26,912
Additional paid-in capital	6,368,813	2,058,588
Accumulated deficit	(6,065,008)	(2,009,104)
Total stockholders' equity	342,120	76,396
Total liabilities and stockholders' equity	$1,914,291	$260,187

The accompanying notes are an integral part of these consolidated financial statements

PET AIRWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Revenue	$1,348,491	$628,829
Cost of revenue	1,588,693	890,005
Gross loss	(240,202)	(261,176)

Operating expense:
Sales, general and administrative	3,560,555	959,504

Loss from operations	(3,800,757)	(1,220,680)

Other income (expense):
Interest income	185	1,973
Interest expense	(255,333)	-
Other income (expense), net	(255,148)	1,973

Loss before income taxes	(4,055,905)	(1,218,707)
(Provision) benefit for income taxes	-	-

Net loss	$(4,055,905)	$(1,218,707)

Net loss per share	$(0.13)	$(0.05)

Weighted average shares used in calculation of net loss per share	32,365,036	24,770,195

The accompanying notes are an integral part of these consolidated financial statements.

PET AIRWAYS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2010 and 2009
	Common Stock
	$0.001 Par Value		Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2008 (1)	23,370,780	$23,371	$866,629	$(790,397)	$99,603

Common stock issued for cash	3,541,162	3,541	1,191,959	-	1,195,500

Net loss	-	-	-	(1,218,706)	(1,218,706)

Balance, December 31, 2009 (1)	26,911,942	26,912	2,058,588	(2,009,103)	76,397

Common shares issued for cash	5,184,831	5,185	2,264,815	-	2,270,000

Common shares issued for services rendered by non-employees	2,881,434	2,882	244,550	-	247,432

Common shares issued in lieu of cash compensation to employees	3,336,408	3,336	125,729	-	129,065

Warrants issued for services rendered by non-employees	-	-	885,000	-	885,000

Fair value of warrants to purchase 1,400,000 shares of common stock, issued with $1,000,000 face value amount, 8% convertible debentures	-	-	790,131	-	790,131

Net loss	-	-	-	(4,055,905)	(4,055,905)

Balance, December 31, 2010	38,314,615	$38,315	$6,368,813	$(6,065,008)	$342,120

(1) Balances reflect both the effect of the share exchange completed for the Acquisition and change in common stock par value to $0.001 from $0.01.

The accompanying notes are an integral part of these consolidated financial statements.

PET AIRWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVTIES:
Net loss	$(4,055,905)	$(1,218,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,728	9,207
Derivative liability discount amortization	94,324	-
Loss on write down of intangible assets	11,600	-
Common shares issued for services rendered by non-employees	247,432	-
Common shares issued in lieu of cash compensation to employees	129,065	-
Warrants issued for services rendered by non-employees	885,000	-
Changes in operating assets and liabilities:
Receivable due from credit card clearing house	(123,134)	-
Prepaid expenses	(119,354)	-
Security deposits	(11,187)	(19,600)
Accounts payable	482,633	67,584
Accrued expenses	320,568	21,591
Unearned revenue	30,987	94,616
Net cash used in operating activities	(2,082,243)	(1,045,309)

CASH FLOWS FROM OPERATING ACTIVTIES:
Purchases of property and equipment	(97,956)	(61,166)
Net cash used in investing activities	(97,956)	(61,166)

CASH FLOWS FROM FINANCING ACTIVTIES:
Proceeds from issuance of convertible debentures	1,250,000	-
Proceeds from issuance of common stock	2,270,000	-
Proceeds from issuance of LLC membership units	-	1,195,500
Other	-	(10,000)
Net cash provided by financing activities	3,520,000	1,185,500
Net change in cash and cash equivalents	1,339,801	79,025
Cash and cash equivalents at beginning of year	171,256	92,231
Cash and cash equivalents at end of year	$1,511,057	$171,256

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$3,947	$8,644
Non-cash transactions:
Surrender of LLC membership units for common stock shares	$(1,195,000)	$-
Issuance of common stock shares for LLC membership units	$1,195,000	$-
Fair value of warrants to purchase 1,400,000 shares of common stock, issued with the $1,000,000 aggregate face amount, 8% convertible debentures	$790,131	$-

The accompanying notes are an integral part of these consolidated financial statements.

PET AIRWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.  Description of the Business

Pet Airways is the only airline designed specifically for the comfortable and safe transportation of pets where pets travel in the main cabin of the aircraft.  Pet owners (“Pet Parents”) book their pets on flights at our website (“www.petairways.com”) or can book with our agents by phone. Flights may be booked up to three months before the scheduled departure date. Payment for the flights is made with a credit card. On the day of the scheduled flight, the pets “Pawsengers™” are then dropped off at one of our Pet Lounges located at the airport, placed into a pet friendly carrier and then boarded on the aircraft. Pawsengers™ fly in the main cabin of our specially outfitted aircraft rather than flying in the cargo hole or flying as carry-on baggage under the seat, as required of a traditional commercial airline. We monitor the air quality and temperature of our aircraft ensuring that the Pawsengers™ are safe and comfortable at all times throughout the flight and have a specially trained Pawsengers™ Attendant on the flights who is responsible for checking the Pawsengers™ during the flight. Upon arrival at the destination, the Pawsengers™ is unloaded from the plane and can be picked up by the Pet Parent at the Pet Airways arrival airport Pet Lounge. We currently serve nine cities in the United States in a weekly coast to coast service.

Pet Airways, Inc. (formerly American Antiquities, Inc. or AAI) was originally incorporated in the State of Illinois on June 6, 2005. In August 2010, Pet Airways, Inc. completed an acquisition of Pet Airways, Inc. (Florida), a Florida corporation formed by the conversion of Panther Air Cargo, LLC, a limited liability company, pursuant to a Share Exchange Agreement (the “Acquisition”).  The Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Pet Airways, Inc.  (Florida) is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book values, which were determined to be zero, goodwill was not recognized and the share exchange impact has been reflected in the opening balances of stockholders’ equity.

Following the Acquisition, we changed our name to Pet Airways, Inc. and moved our corporate headquarters from the state of Illinois to Florida.

Continuation of Company As A Going Concern

The Company has experienced net losses in each calendar quarter since our inception and, as of the year ended December 31, 2010, had an accumulated deficit of $(6,065,008). The Company incurred a net loss to common stockholders of $(4,055,905) during the year ended December 31, 2010. As a result of these conditions, the report of our independent registered accountants issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2010 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

2.  Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the twelve month period ending on December 31.

Principles of Consolidation

The consolidated financial statements presented above include the accounts of Pet Airways, Inc. and its subsidiary.  All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements and related footnote disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, bad debts, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the date of purchase to be classified as cash and cash equivalents consisting of checking and money market accounts.  Cash and cash equivalents are stated at cost, which approximates market value, and are primarily maintained at two financial institutions.

Advertising Costs

Advertising and marketing costs of $84,403 and $2,134 were expensed as incurred in each of the years ended December 31, 2010 and 2009, respectively.

Other Receivables

Other receivables are carried at cost. They consist of amounts due from credit card companies associated with the sales of tickets for future travel.

Property and equipment

Property and equipment are stated at cost.  Depreciation of computer equipment and software is computed using the straight line method over the estimated useful lives of the assets.  Estimated useful lives of three to five years are used for computer equipment and software.  The Company constructed a number of airport based Pet Lounges during 2010 and 2009 and recorded the cost as leasehold improvements as a part of the build out of these spaces.  These leasehold improvements are recorded at cost and are being amortized over the shorter of the estimated useful lives of three years or the accompanying lease term. Property and equipment sold, retired or disposed of, together with related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in income or loss.  The interest expense amount subject to capitalization during the construction period of the Pet Lounges was immaterial as of December 31, 2010 and 2009.

Long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. No long-lived assets were impaired as of December 31, 2010 and 2009.

Concentrations

Payment collected is invested in money market and interest earning deposit accounts at a FDIC insured financial institution at times at levels that may exceed the $250,000 insurance limit afford each account holder.  We have contracted with Suburban Air Freight, Inc. (“Suburban Air”), an air freight operator based in Omaha, Nebraska, to provide Beech 1900 aircraft for all our flights. As the Company collects payment by major credit cards from customers before or concurrent with their pet travel or services, the Company has no credit concentration risk.

Revenue Recognition

The Company recognizes revenue when it is earned. Tickets sold are initially deferred and Pawsengers™ revenue is recognized when the transportation is provided. Tickets sold but not used on the date of the flight can typically be re-used towards another flight for up to one year from the initial flight date. Tickets issues for flights that are cancelled can be refunded or can be used towards another flight. Unearned revenue is made up of tickets purchased for future flights and processed credit card transactions for ticket for future flights that have not taken place for the years ended December 31, 2010 and 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with ASC 740, “Accounting for Income Taxes”.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.  Due to recurring net operating losses, there has been no provision for income taxes in the periods presented. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on recognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2009, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.

Computation of Earnings per Share

In accordance with FASB ASC 260, “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Equity Based Award Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees”. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $1,261,497 and $0 for the years ended December 31, 2010 and 2009, respectively.

Comprehensive Loss

The Company had no items of other comprehensive income or expense for the years ended December 31, 2010 and 2009, respectively.  Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

Segment Information

ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company operates in a single segment, internally reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment.

Reclassification

The Company has made certain reclassifications to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses, operating ratios or ROI measurements.

Reverse Acquisition Accounting

On August 13, 2010, the Company completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (the “Acquisition”), whereby the Company acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of the Company’s common A shares, which constituted approximately 73% of the Company’s issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

The share exchange transaction with the Company was treated as a reverse acquisition, with Pet Airways, Inc. (Florida) as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when the Company refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Pet Airways, Inc. and its predecessors. Under GAAP guidance ASC 805-40, “Business Combinations – Reverse Acquisitions”, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

Accordingly, the effect of the Acquisition on the stockholders’ equity opening balances for common shares, par value and additional paid-in capital has been retroactively adjusted as shown below:

	Year Ended December 31, 2009 and 2008
	Common Stock $0.001 Par Value		Additional Paid-In Capital
	Shares	Amount
Balance, December 31, 2008, pre-reverse acquisition	7,890,000	$78,900	$811,100
Share exchange adjustment	15,480,780	-	-
Par value adjustment, net	-	(55,529)	55,529
Balance, December 31, 2008, post-reverse acquisition*	23,370,780	$23,371	$866,629

Balance, December 31, 2009, pre-reverse acquisition	9,085,500	$90,855	$1,994,645
Share exchange adjustment	14,285,280	-	-
Par value adjustment, net	-	(67,484)	(1,128,016)
Common stock sales, post-reverse acquisition	3,541,162	3,541	1,191,959
Balance, December 31, 2009, post-reverse acqusition*	26,911,942	$26,912	$2,058,588

*  Balances reflect both the effect of the share exchange completed for the Acquisition and change in common stock par value to $0.001 from $0.01.

The effect of the Acquisition on the calculation net loss per share for the year ended December 31, 2010 was not material.

Fair Value Measurement

The Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2009, the beginning of our 2009 fiscal year. ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. As originally issued, it was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. It does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

On February 12, 2008, the FASB allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. Upon adoption ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements as of December 31, 2010 and 2009, respectively.

Valuation techniques considered under ASC 820 techniques are based on observable and unobservable inputs. The ASC classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

In October 2008, the FASB clarified the application of ASC 820 in determining the fair value of a financial asset when the market for that financial asset is not active.

The Company adopted the provisions of ASC 825, “The Fair Value Option for Financial Assets and Liabilities”, on January 1, 2009, the beginning of our 2009 fiscal year. ASC 825 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings.

Our current and non-current debentures payable obligations are valued using Level 3 inputs. The fair values of the obligations exceed their carrying cost and are fairly presented throughout our consolidated financial statements at December 31, 2010.

Accounting Standards Codification

In September 2009, FASB issued ASC 105, formerly FASB Statement No. 168, the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, and Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the consolidated financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued FASB ASU 2010-06, “Improving Disclosures about Fair Value Measurements”, which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company did not make nor anticipates a significant transfer between each level as of December 31. 2010.  As such, the Company does not believe this ASU will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain stockholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. The adoption of this update by the Company did not have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this update to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in its wholly-owned subsidiary.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Stockholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to stockholders and their effect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred or common stock holders. Management does not expect adoption of this update to have any material impact on its reportable earnings per share and consolidated financial position.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.  Property and Equipment

Property and equipment consist of the following at:
	For the Year Ended December 31,
	2010	2009
Equipment and furniture	$39,526	$25,190
Leasehold improvements	22,638	20,335
Lounge equipment	18,626	13,250
Website development	87,756	11,815
	168,546	70,590
Less: accumulated depreciation and amortization	(38,587)	(12,859)
Property and equipment, net	$129,959	$57,731

Depreciation and amortization expense was $25,728 and $9,207 for the years ended December 31, 2010 and 2009, respectively.

4.  Capital

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock, no par value. There were 38,314,615 and 26,911,942 shares of common outstanding as of December 31, 2010 and 2009, respectively. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

During the year ended December 31, 2010, the Company issued an aggregate of 3,766,434 shares of common stock and warrants exercisable into common stock to consultants for services valued at $1,132,432.

During the year ended December 31, 2010, the Company issued an aggregate of 3,336,408 shares of common stock to employees for services valued at $129,065.

In 2009, the Company did not issue shares of common stock to employees or consultants for services.

Pursuant to the terms of the 8% and 14% convertible debentures (“debentures”), the Company has elected to issue shares of common stock to satisfy the accrued interest due to the debenture holders on January 1, 2011.  The accrued interest at December 31, 2010 is convertible into 104,708 common stock shares at conversion rates ranging from $0.40 to $0.50 per share.  The Company’s closing stock price was $1.50 on December 31, 2010. The resulting $157,062 common stock share value has been recognized as interest expense and accrued interest at December 31, 2010. (See Note 7 - Debt Obligations).

There were no stock warrants or stock options exercised for the years ended December 31, 2010 and 2009.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, no par value. The 10,000,000 shares of preferred stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of December 31, 2010 and 2009, there were no shares of any series of preferred stock outstanding.

5.  Private Placements

Common Stock Sale

During the calendar quarters ended March 31 and June 30, 2010, the Company sold an aggregate of 1,036,727 and 148,104, respectively, shares of common stock for cash proceeds of $270,000.

In the calendar quarters ended December 31, 2010, the Company sold 4,000,000 shares of common stock at a price of $0.50 per share for gross cash proceeds of $2,000,000 to Daniel T. Zagorin Trust.  The closing market price on November 3, 2010 was $2.25. The foregoing securities were sold in a private placement transaction pursuant to Section 4(2), Section 4(6), and Regulation D under the Securities Act of 1933, as amended and have not been registered in the United States under the Securities Act or in any other jurisdiction and may not be offered or sold in the United States absent a registration or an applicable exemption from the registration requirements.

6.  Stock Options Plan

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan").  Under the Plan, at December 31, 2010 and 2009, the Company had 4,000,000 and zero shares, respectively, reserved for the issuance of stock options to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of the Company's common equity at fair market value, as determined by the Company's Board of Directors, at the date of grant.

The Company has not issued options under the Stock Incentive Plan as of December 31, 2010 and 2009.

7.   Debt Obligations

Current 14% Convertible Debenture

In June 2010, the Company issued a $250,000 face amount unsecured, convertible debenture, with an interest rate of 14% per annum and a maturity date of June 18, 2011. The debenture is convertible into shares of the Company’s stock at conversion prices of $0.40 per share.  Interest on the above debentures is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

Non-current 8% Convertible Debentures

In August, 2010, in a series of transactions, the Company issued five unsecured, convertible debentures, aggregating $500,000, with interest rates of 8% per annum and a maturity date of August 2013. The debentures are convertible into shares of the Company’s stock at conversion prices of $0.50 per share.

Also, in August 2010, the Company issued a $500,000 face amount unsecured, convertible debenture with an interest rate of 8% and a maturity date of August 2013. The debentures are convertible into shares of the Company’s stock at conversion prices of $0.40 per share.  Interest on the above debenture is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

The $250,000 face amount, 14% convertible debenture with a maturity date of June 18, 2011, which at the option of the debenture holder had the option of being converted into a $250,000 face amount, 8% convertible debenture with a maturity date of August 2013, was to be issued warrants to purchase 625,000 shares of common stock upon its conversion into the 8% convertible debenture. At December 31, 2010, the conversion contingency had not been satisfied and accordingly, no fair market value for the warrants were recorded at December 31, 2010.

Pursuant to the terms of the debentures, the Company has elected to issue common stock shares to satisfy the accrued interest due to the debenture holders on January 1, 2011.  The accrued interest at December 31, 2010 is convertible into 104,708 common stock shares at conversion rates ranging from $0.40 to $0.50 per share.  The Company’s closing stock price was $1.50 on December 31, 2010. The resulting $157,062 common stock share value has been recognized as interest expense and accrued interest at December 31, 2010. (See Note 14 - Subsequent Events)

Warrants

The Company granted common stock warrants to non-employee individuals and unrelated entities to purchase 300,000 and 1,400,000 shares of common stock in May and August 2010, respectively. At the date of grant, the warrants each had a life of 5 years and were valued at $885,000 and $4,130,000, respectively, using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$2.95
Expected Term	5 years
Expected Volatility	706%
Dividend Yield	0%
Risk-Free Interest Rate	1.61%

A summary of the warrant activity for the year ended December 31, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	$-
Granted	1,700,000	$1.00	4.62	$850,000
Exercised	-	$-	-	$-
Expired/Cancelled	-	$-	-	$-
Outstanding at December 31, 2010	1,700,000	$1.00	4.62	$850,000
Exercisable at December 31, 2010	1,700,000	$1.00	4.62	$850,000
Weighted Average Grant Date Fair Value		$1.30

The fair market value of the 300,000 warrants issued for non-employee services at grant date is $885,000 and was expensed as share-based compensation non-employee for year ended December 31, 2010.

The fair market value of the 1,400,000 warrants issued in connection with the August 2010 issuance of $1,000,000 face amount unsecured, 8% convertible debentures at grant date is $790,131. In addition, we determined that this transaction is subject to accounting under ASC 470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”).  Accordingly, the derivative liability discount warrant value of $790,131 has been recorded as additional paid-in capital and a contra account to the $1,000,000 face amount of the convertible debentures.  The unamortized derivative liability discount is being amortized to expense using the effective interest method over the three year term of the convertible debentures. Amortization expense of $94,324 was recorded in interest expense for the year ended December 31, 2010.  The unamortized derivative liability discount balance is $695,807 at December 31, 2010.

8.  Segment Information

At December 31, 2010 and 2009, the Company operated in a single segment. Internally management reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment.

9.  Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2010 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that the Company was taxed as a partnership during January to July of 2010, resulting in no tax benefit or deferred tax asset during this period.

From August to the year ended December 31, 2010, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards and capitalized start-up costs for tax purposes.  However, because of cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

With respect to tax years prior to the year ended December 31, 2010, the Company was taxed as a partnership.  Accordingly, all of the losses of the Company flow through to the members of the partnership and the Company has no deferred tax assets or loss carryforwards from this period.

Deferred tax assets are comprised of the following components:

	Years Ended December 31,
	2010	2009
Current:
Deferred state taxes	$(775)	$-
Accruals and reserves	14,382	-
	13,607	-

Non-current:
Property, equipment and capitalized start-up costs	120,379	-
Net operating loss carryforwards	782,724	-
Deferred state taxes	(48,691)	-
	854,412	-

Total deferred tax asset	868,019	-

Deferred tax asset valuation allowance	(868,019)	-
Net deferred tax asset	$-	$-

We must also make judgments whether the deferred tax assets will be recovered from future taxable income. To the extent that we believe that recovery is not likely, we must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after Dec. 15, 2006 ("FIN 48").  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in an enterprise's consolidated financial statements, in accordance with FASB Statement No. 109 (FASB ASC 740), Accounting for Income Taxes, by prescribing a more-likely-than-not (i.e., greater than 50% likelihood of receiving a benefit) threshold to recognize any benefit of a tax position taken or expected to be taken in a tax return. Tax positions that meet the recognition threshold are reported in the consolidated financial statements. The guidance further provides the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The interpretation also clarifies the consolidated financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits. The adoption of ASC 740-10 did not have a material impact on our consolidated financial results.

At December 31, 2010, the Company had available net operating loss carryforwards of approximately $1,937,000 for federal income tax purposes.  Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2030 subject to limitations of Section 382 of the Internal Revenue Code, as amended.  Utilization of net operating loss carryforwards may be limited due to the ownership changes and the Company’s acquisitions.

The effective tax rate on income (loss) before income taxes differ from the federal income tax statutory rate for the following reasons:

	For the Years Ended December 31,
Tax rate reconciliation:	2010		2009

Tax at statutory U.S. tax rates	$(1,401,218)	34.00%	414,360	-34.00%
State income tax, net of federal benefit	(83,468)	2.03%	-
Stock compensation	303,129	-7.36%	-
Loss reported on Panther partnership	348,103	-8.45%	(414,360)	34.00%
Non-deductible expenses	78,925	-1.92%	-
Valuation allowance	754,529	-18.30%	-
Total income tax provision	$-	0.00%	$-	0.00%

10.   Net Loss per Share

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of our convertible debt securities, stock options and warrants to purchase common stock.

11.   Commitments and Contingencies

Operating lease commitments

Rent expense charged to operations were $254,897 and $105,330 for the years ended December 31, 2010 and 2009, respectively. The Company had one lease agreement with a term in excess of one year at December 31, 2010. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2010, were:

Year End December 31,	Operating Leases
2011	$60,000
2012	60,000
2013	55,000
2014	-
2015	-
Thereafter	-
Total minimum lease payments	$175,000

Employment Agreements

The Company had no employment agreements at December 31, 2010.

12.   Legal Proceedings

There were no ongoing legal proceedings nor is the Company aware of any material un-asserted claims for the year ended December 31, 2010.  From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims other than those mentioned above that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

13.  Going Concern Matters

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We do not presently have adequate cash from operations or financing activities to meet our long-term financing needs.  As of December 31, 2010, we had $1,511,057 in cash on hand to use in executing our business plan.  We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategies, so as to enhance our service offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, there is no assurance that funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

14.  Subsequent Events

On January 4, 2011, the Company issued 25,474 shares of common stock to Suburban Air to satisfy $43,306 due from the Company for services in 2010.   The reduction to accounts payables and an increase in par value and paid-in capital will be recorded in the first quarter of 2011.

On January 4, 2011, the Company settled with Keith M. McGruder, a consultant to the Company, to pay $15,000 in fees and to issue 100,000 warrants with an exercise price of $1.00.  The $15,000 fee was recorded to accrue expense and consulting expense as of December 31, 2010.  The warrants were valued at $150,000 or $1.50 per warrant using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$1.50
Expected Term	3 years
Expected Volatility	717.9%
Dividend Yield	0%
Risk Free Interest Rate	1.26%

The $150,000 value of the 100,000 warrants will be recorded as non-employee share-based compensation expense and increase in par value and paid-in capital will be recorded in the first quarter of 2011.

On January 4, 2011, the Company issued 162,563 shares of common stock to James D. Dodrill, a consultant to the Company.  The shares are valued at the then $1.50 quoted trading price of the Company’s common stock or $243,845.  The $243,845 is recognized as stock-based compensation expense non-employee and an accrued liability as of December 31, 2010. The reduction to accrued liability and an increase in par value and paid-in capital will be recorded in the first quarter of 2011.

On January 7, 2011, Peter Orr elected to convert $25,000 of his $100,000 convertible debenture with the Company (see Note 9 - Debt Obligations). The Company issued 50,000 shares of common stock.  The per share exercise price of conversion was $0.50 per share or $25,000.  The $25,000 share value will be recognized as an increase in par value and paid-in capital in the first quarter of 2011.

On January 17, 2011, The Daniel T. Zagorin Trust elected to convert its $500,000 convertible note with the Company (see Note 9 - Debt Obligations).  The Company issued 1,276,575 shares of common stock.  At the time of the conversion, the per share exercise price of conversion was $0.40 per share or $500,000.  The $500,000 share value will be recognized as an increase in par value and paid-in capital in the first quarter of 2011.

On January 18, 2011, Pam Seitz, a non-employee, was issued 902 shares of common stock to satisfy $992 liability due from the Company.  The price per share was based on the Company’s closing stock price of $1.10 on January 18, 2011. The $992 is recognized as stock-based compensation expense non-employee and an accrued liability as of December 31, 2010. The reduction to accrued liability and an increase in par value and paid-in capital will be recorded in the first quarter of 2011.

On February 4, 2011, David Leadbetter, a consultant to the Company, was issued 16,575 warrants for common stock in exchange for services.  The warrants have an exercise price of $1.00.  The warrants were valued at $19,061 or $1.15 per warrant using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$1.15
Expected Term	3 years
Expected Volatility	717.9%
Dividend Yield	0%
Risk Free Interest Rate	1.31%

The fair market value of the warrants at grant date was recorded as share-based compensation expense non-employee and an increase in paid-in capital in the first quarter of 2011.

On February 14, 2011, the Company issued the unsecured, convertible debentures holders 104,708 shares of common stock to satisfy the accrued but unpaid interest expense of $157,062 due on January 1, 2011.  The $157,062 share value will be recognized as an increase in par value and paid-in capital in the first quarter of 2011 (see Note 6 - Common Stock).

On February 15, 2011, the Company issued 8,545 shares of common stock to Kim Thornton, a consultant that provided services to the Company during 2010.  The shares are valued using a price of $1.25 the closing quoted trading price of the Company’s common stock or $10,681.  The $10,681 share value will be recognized as stock-based compensation expense non-employee and an accrued liability as of the year ended December 31, 2010.  Upon issuance of the shares, a reduction to accrued liability and an increase in par value and paid-in capital will be recorded in the first quarter of 2011.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, subject to the inherent limitations noted in this Part II, Item 9Aas of December 31, 2010 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2010:

(1) we do not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2) we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, account reconciliations and approval and the performance of bank reconciliations;

(3) we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff;

(4) we do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Management believes the material weaknesses set forth in items 1 to 3 above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors results in a lack of oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Managements Remediation Initiatives.

In order to remedy the identified material weaknesses and other deficiencies and enhance our internal controls, management would initiate, when funding permits, the following series of measures: 1) create a financial position that adequately segregates financial duties consistent with control objectives; 2) hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and 3) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will perform the oversight in the establishment and monitoring of required internal controls and procedures including but not limited to a) review and approval of significant transactions; b) selection and approval of the services of the independent registered public accounting firm; and c) review and approval of the report of the registered independent certified public accountants on the required periodic external reports.

This annual report does not include an attestation report of our registered independent certified public accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent certified public accounting firm pursuant to rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item 10 is incorporated by reference to the Pet Airways Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the Pet Airways Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

Information required by this Item 12 is incorporated by reference to the Pet Airways Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item 13 is incorporated by reference to the Pet Airways Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated by reference to the Pet Airways Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
1. Consolidated Financial Statements:

The consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data above are filed as part of this annual report.

2. Financial Statement Schedules:

There are no consolidated financial statements schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

3. Exhibits:

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

10.1
Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the stockholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3
Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

16.1
Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2011

PET AIRWAYS, INC.

By:	/s/Dan Wiesel
Dan Wiesel
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan Wiesel and Andrew C. Warner, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Dan Wiesel	Chairman of the Board of Directors and Chief Executive Officer
Dan Wiesel	Date: March 28, 2011

/s/Andrew C. Warner	Director, President and Chief Financial Officer
Andrew C. Warner	Date: March 28, 2011

/s/Alysa Binder	Director and Chief Development Officer
Alysa Binder	Date: March 28, 2011