Form 10-K/A
period 2010-12-31
Pet Airways Inc.
filed 2011-04-08
CIK 1346973

U.S. Securities and Exchange Commission
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 0-333-130446

PET AIRWAYS, INC
(Exact Name of Registrant as Specified in Its Charter)

Illinois	20-3191557
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

777 E. Atlantic Avenue, Suite C2-264, Delray Beach, Florida, 33483
 (Address of principal executive offices and zip code)

 (408) 248-6000
 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s Common Stock as of April 4, 2011 was 39,818,678 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Amendment No. 1”), which we filed with the Securities and Exchange Commission (“the SEC”) on March 28, 2011 (the “Original Filing”).  Since we do not anticipate filing our proxy statement for our 2011 Annual Meeting prior to 120 days after the fiscal year ended December 31, 2010, we are filing this Amendment No. 1 to provide the information required pursuant to the rules of the SEC in Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A.

We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.  Accordingly this Form 10-K/A should be read in conjunction with Original Filing.

PET AIRWAYS, INC.
FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and the executive officers of the Company are as follows:

Name	Age	Position
Dan Wiesel	55	Chairman, Chief Executive Officer and Director
Andrew C. Warner	48	President and Chief Financial Officer and Director
Alysa Binder	47	Executive Vice President and Chief Development Officer and Director
Charles A. Lynch	83	Director

Business Experience

We believe that our board should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; sales and marketing; strategic planning; human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Dan Wiesel is co-founder of Pet Airways in 2005 and has served as our Chairman of the Board and Chief Executive Officer since August 2009. Mr. Wiesel also served as President and Chief Financial Officer until January 2011.  Mr. Wiesel has more than 25 years of experience growing companies from the ground up in a variety of industries. From 1983 to 1985, Mr. Wiesel served as Vice President of Acquisitions for a national real estate investment company, where Mr. Wiesel was responsible for the negotiation and purchase of over $300 million in commercial real estate. Subsequently, in 1985, Mr. Wiesel founded The Wendemere Group, a real estate development firm, which built custom homes with a total value of more than $20 million. In 1990, Mr. Wiesel founded StitchIt Corporation, a manufacturer of women’s swimwear, increasing the company output to thousands of units per week with 50 employees, and producing goods for prestigious brands such as Guess?, Anne Klein and Bodyglove. In 1995, as principal of Interlink Recruiting, Mr. Wiesel was responsible for the creation of this highly respected boutique executive recruiting firm. Mr. Wiesel holds an MBA in Entrepreneurship from the University of Southern California and holds a private pilot’s license.  As a result of these and other professional experiences, Mr. Wiesel possesses particular knowledge and experience in business development, sales strategy and management that strengthen the board’s collective qualifications, skills, and experience.

Andrew C. Warner joined our Board of Directors in August 2010 and was appointed our President and Chief Financial Officer in January 2011. From 2009 to 2010, Mr. Warner served as Chief Financial Officer of EnergyConnect Group Inc.  Prior to that date, Mr. Warner was an independent consultant to emerging technology companies. From 2005 to 2007, Mr. Warner served as Chief Financial Officer of SmartDisk Corporation, a leading provider of storage solutions, which was sold to Verbatim in 2007. From 2003 to 2005, Mr. Warner was co-founder and Chief Executive Officer of Zio Corporation, a digital consumer electronics’ company sold to SmartDisk Corporation in 2005. From 1999 to 2003, Mr. Warner served as  Chief Financial Officer of SCM Microsystems, a publically held company in the security and consumer products market. Mr. Warner also served as Executive Vice President of the Consumer Products division as well as President of SCM Microsystems' North American operations. Prior to that, Mr. Warner held senior finance positions at Dazzle Inc. and Madge Networks N.V.  Mr. Warner is an Associate Member of the Chartered Institute of Management Accounts (UK) and holds a BA with honors from Humberside University.

Alysa Binder is a co-founder of Pet Airways and has served as our Executive Vice President and Chief Development Officer since August 2009.  Ms. Binder has more than 20 years’ experience founding and managing independent businesses in services and retail. Ms. Binder began her career in the premium incentive industry, responsible for marketing and sales to large corporate customers such as Carnation Foods and Allstate. Ms. Binder later founded a retail jewelry operation, expanding the business to include custom creations for high-profile clients such as Guns N’ Roses. In 1995, Ms. Binder founded Interlink Recruiting. Working closely with top tier venture capital and investment firms on early stage and more mature start-ups, Ms. Binder was responsible for putting together management teams and providing strategic directions to the internet industry. Ms. Binder most notable successes includes Palm Computing, pioneer of the first PDA and eBay, where she worked directly with the founders. As with other companies, she helped build the early management team of eBay, laying the groundwork for eBay’s IPO and phenomenal growth. Ms. Binder is Mr. Wiesel’s wife and they have been an effective team, working together successfully for over 20 years. In 2005, Ms. Binder joined Mr. Wiesel in founding Pet Airways. As a result of these and other professional experiences, Ms. Binder possesses particular knowledge and experience in business development, strategic planning and marketing that strengthen the board’s collective qualifications, skills, and experience.

Charles A. Lynch has served as a member of our board of directors since March 2011.  Mr. Lynch has served as the Chairman and Chief Executive Officer of a number of major corporations during his career.  Since 1989, Mr. Lynch has served as Chairman of Market Value Partners. Prior to joining the Company’s board of directors, from 2006 to 2009, Mr. Lynch served as Chairman of Corazonas Foods Inc.  Prior to that, from 2004 to 2008, Mr. Lynch was Chairman and Chief Executive Officer of nSpired Natural Foods.  Prior to nSpired Natural Foods, Mr. Lynch was the Chairman and Chief Executive Officer of DHL Airways, Inc. and Saga Corporation.  Mr. Lynch is a board member of, and advisor to, a number of Internet startup companies, as well as a former advisor to Bain and Company. Mr. Lynch has also served as a director of over 20 major corporations, including Pacific Life Insurance Company, Syntex Corporation, Mid-Peninsula Bank, Nordstrom Inc., Southern Pacific Transportation, W.R. Grace and Co. Consolidated Freightways, and Greyhound Lines Inc. Mr. Lynch graduated from Yale University with a Bachelors of Science in industrial administration and later received an honorary doctor of laws from Golden Gate University. Mr. Lynch is the former Chairman of The California Business Roundtable, the Palo Alto Medical Foundation, and the United Way of the Bay Area. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in board practices; international business and strategic planning that strengthen the board’s collective qualifications, skills, and experience.

Family Relationships

Mr. Wiesel, our Chief Executive Officer and Chairman of our board of directors, and Ms. Binder, our Executive Vice President and a director, are currently married.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC.  All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that the Daniel T. Zagorin Trust, Ms. Binder and Mr. Wiesel failed to timely file a Form 3 and Mr. Warner failed to file a Form 3 and Form 4.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full board of directors acts as our audit committee.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d) (5) (ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Business Conduct and Ethics

Due to our small size and limited number of persons involved in management of the Company, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at Pet Airways, Inc., 777 E. Atlantic Avenue, Suite C2-264, Delray Beach, Florida, 33483.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below (“named executive officers”) during the fiscal years ended December 31, 2010 and 2009.

Name and Principal Positon	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(1)	Total ($)
Dan Wiesel	2010	$-	$-	$50,000	$230,000	$280,000
Chairman of the Board and Chief Executive Officer	2009	$-	$-	$-	$90,000	$90,000

Alysa Binder	2010	$-	$-	$50,000	$150,000	$200,000
Executive Vice President and Chief Development Officer	2009	$-	$-	$-	$150,839	$150,839

(1)
Represents payments of $230,000 and $150,000 to Mr. Wiesel and Ms. Binder, respectively, made for consulting, development and strategic advisory services in 2010. Represents payments of $90,000 and $150,839 to Mr. Wiesel and Ms. Binder, respectively, made by us for consulting, development and strategic advisory services in 2009.

(2)
In May 2010, we granted to each of Mr. Wiesel and Ms. Binder 1,481,038 shares of restricted stock, all of which were fully vested upon grant.  We recorded at grant date $50,000 fair value of the awards Mr. Wiesel and Ms. Binder each received, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718, as disclosed in Notes 2 and 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.

We have not entered into any employment agreements with our named executive officers.  All of the 2010 compensation provided to our named executive officers in 2010 consisted of payments for consulting, management and advisory services.

Outstanding Awards at Fiscal Year End

As of December 31, 2010 and 2009, there were no outstanding awards owned by our named executive officers.

Director Compensation

During 2010, we did not provide any compensation to our directors in connection with their services as directors. Effective March 2011, we pay each non-employee director a fee of $1,500 for each “in-person” board or committee meeting and $500 for every telephonic board or committee meeting.  All directors are reimbursed for all reasonable expenses incurred in connection with the performance of their respective duties as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common A stock as of  April 4, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common A stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Pet Airways, Inc., 777 E. Atlantic Avenue, Suite C2-264, Delray Beach, Florida 33483.

Name Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Officers and Directors

Dan Wiesel and Alysa Binder (3)	17,123,273	43.00%

Andrew C. Warner	21,675	*

All officers and directors as a group (3 persons)	17,144,948	43.06%

5% Security Holders

The Daniel T. Zagorin Trust	7,444,078	18.69%

*	less than 1%.

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 39,818,678 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 4, 2011. For each beneficial owner above, any options exercisable within 60 days are included in the denominator.

(3)	Dan Wiesel and Alysa Binder are husband and wife and own their shares jointly with right of survivorship.

Equity Compensation Plan Information

The following is certain information about our equity compensation plans as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	--	--	--
Equity Compensation Plans not approved by security holders	--	--	4,000,000

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the "Plan").  Under the Plan, at December 31, 2010 and 2009, we had 4,000,000 and zero shares, respectively, reserved for the issuance of stock options to employees, officers, directors and outside advisors.  Under the Plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

We have not issued any options under the Plan as of December 31, 2010 and 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or approximately five percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
These fees totaled $380,000 and $240,839, respectively, for the years ended December 31, 2010 and 2009. In 2010, we paid to Mr. Wiesel, our Chairman and Chief Executive Officer and Ms. Binder, our Executive Vice President and Director, the aggregate amounts of $230,000 and $150,000, respectively, for consulting, development and strategic advisory services.

•
In November 2010, we issued to the Daniel T. Zagorin Trust 4,000,000 shares of common stock at a price of $.50 per share for gross proceeds of $2,000,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Pursuant to such rules, we have determined that Mr. Lynch is independent.  Our board of directors has not created separately-designated standing committees and only Mr. Lynch is “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees billed for professional services rendered by KBL LLP, our independent accountant, for the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009 and the review of the consolidated financial statements included in each of our interim reports during the years ended December 31, 2010 and 2009 were $40,300 and $15,000, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

During the fiscal years ended December 31, 2010 and 2009, respectively, there were no fees billed for tax compliance, tax advice and/or tax planning by our independent accountants. The fees billed for professional services rendered by SingerLewak LLP for our annual consolidated financial statements for the year ended December 31, 2010 were $12,350.

All Other Fees

During the years ended December 31, 2010 and 2009, respectively, there were no additional fees billed for products and services provided by the independent accountant other than those set forth above.

Audit Committee Approval

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service.

EXHIBIT INDEX

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 8, 2011

PET AIRWAYS, INC.

By:	/s/Dan Wiesel
Dan Wiesel
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Dan Wiesel	Chairman of the Board of Directors and Chief Executive Officer
Dan Wiesel	Dated: April 8, 2011

/s/Andrew Warner	Director, President and Chief Financial Officer
Andrew C. Warner	Dated: April 8, 2011

/s/Alysa Binder	Director, Executive Vice President and Chief Development Officer
Alysa Binder	Dated: April 8, 2011

/s/Charles A. Lynch	Director
Charles A. Lynch	Dated: April 8, 2011