Form 10-Q
period 2011-03-31
Pet Airways Inc.
filed 2011-05-12
CIK 1346973

U.S. Securities and Exchange Commission
Washington, D. C. 20549
Form 1O-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-130446

PET AIRWAYS, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 E. Atlantic Avenue, Suite C2-264, Delray Beach, Florida, USA	33483
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☑

The number of shares outstanding of the registrant’s common stock as May 12, 2011 was 39,916,807 shares.

PET AIRWAYS, INC.

Part 1.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

PET AIRWAYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$364,014	$1,511,057
Receivable due from credit card clearing house	63,134	123,134
Prepaid expenses	146,271	119,354
Total current assets	573,419	1,753,545

Property and equipment, at cost	191,566	168,546
Less: accumulated depreciation and amortization	(49,865)	(38,587)
Property and equipment, net	141,701	129,959

Security deposits	35,725	30,787
Total assets	$750,845	$1,914,291

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
14% debenture	$250,000	$250,000
Accounts payable	187,549	550,216
Accrued expenses	189,168	342,159
Unearned revenue	109,255	125,603
Total current liabilities	735,972	1,267,978

8% convertible debentures, net of discount	138,062	304,193

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Preferred stock, no par, 10,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,916,807 and 38,314,615 issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	39,917	38,315
Additional paid-in capital	7,517,159	6,368,813
Accumulated deficit	(7,680,265)	(6,065,008)
Total stockholders' (deficit) equity	(123,189)	342,120
Total liabilities and stockholders' (deficit) equity	$750,845	$1,914,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

PET AIRWAYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenue	$392,486	$263,604
Cost of revenue	599,928	290,590
Gross loss	(207,442)	(26,986)

Operating expense:
Sales, general and administration	998,465	190,583

Loss from operations	(1,205,907)	(217,569)

Other income (expense):
Interest income	2	175
Interest expense	(409,352)	(1,015)
Other income (expense), net	(409,350)	(840)

Loss before income taxes	(1,615,257)	(218,409)
(Provision) benefit for income taxes	-	-

Net loss	$(1,615,257)	$(218,409)

Net loss per share, basic and diluted	$(0.04)	$(0.01)

Weighted average shares used in calculation of basic and diluted net loss per share	39,629,350	27,665,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PET AIRWAYS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVTIES:
Net loss	$(1,615,257)	$(218,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,278	3,923
Derivative liability discount amortization	358,869	-
Warrants issued for services rendered by non-employees	139,061	-
Common shares issued for services rendered by non-employees	-	851
Common shares issued in lieu of cash to employees	-	12,966
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	60,000	-
Prepaid expenses	(26,917)	(8,957)
Security deposits	(4,938)	-
Accounts payable and accrued expenses	(29,771)	(79,583)
Unearned revenue	(16,348)	(94,616)
Net cash used in operating activities	(1,124,023)	(383,825)

CASH FLOWS FROM OPERATING ACTIVTIES:
Purchases of property and equipment	(23,020)	(3,923)
Net cash used in investing activities	(23,020)	(3,923)

CASH FLOWS FROM FINANCING ACTIVTIES:
Proceeds from issuance of common stock	-	220,000
Net cash provided by financing activities	-	220,000
Net change in cash and cash equivalents	(1,147,043)	(167,748)
Cash and cash equivalents at beginning of period	1,511,057	171,257
Cash and cash equivalents at end of period	$364,014	$3,509

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$1,015
Non-cash transactions:
Conversion of 8% debentures to 1,300,000 shares of common stock	$525,000	$-
Common shares issued in 2011 for services rendered by non-employees in 2010	$298,824	$-
Common shares issued in 2011 in lieu of 2010 interest paid in cash	$157,062	$-
Warrants issued in 2011 for services rendered in 2010 by non-employees	$30,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PET AIRWAYS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Pet Airways, Inc. (“Pet Airways or Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information.   In the opinion of the Company’s management, the accompany condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2011 and 2010. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.  Financial results for Pet Airways and airlines in general, can be seasonal in nature.  In recent years, the Pet Airways revenues, as well as its overall financial performance, have been better in its second and third quarters than in its first and fourth quarters.  Air travel is also significantly impacted by, but not limited to general economic conditions, the amount of disposable income available to consumers and unemployment levels.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.    These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on the consolidated financial position, results of operations and net cash flows from operations.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company does not presently have adequate cash from operations or financing activities to meet our long-term financing needs.  As of March 31, 2011 and December 31, 2010, we had $364,014 and $1,511,057, respectively, in cash and cash equivalents to use in executing our business plan.  The Company will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategies, so as to enhance our service offerings and benefit from economies of scale. The Company’s working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. The Company may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If the Company is unable to raise any necessary additional financing when needed, the Company may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

Business Overview

Pet Airways is an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners (“Pet Parents”) can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for a ticket for a flight is made with a credit card. On the day of the scheduled flight, Pet Parents drop off their pets at one of our lounges (a “Pet Lounge”) located at the departure airport. We place the pet passengers (the “Pawsengers™”) into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Pawsengers™ fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. After drop off, Pet Parents can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the Pawsengers™ are safe and comfortable at all times. We have a specially trained pet attendant (the “Pet Attendant”) on each flight that is responsible for monitoring the Pawsengers™ during the flight. Upon arrival at the destination airport, we unload the Pawsengers™ from the plane directly into the Pet Lounge for pick up. As of March 31, 2011 and December 31, 2010, we served 10 and 9 markets, respectively, in the United States and offer weekly scheduled coast-to-coast service.

We were incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. (“AAI”). In June 2010, we formed Pet Airways, Inc., a Florida corporation, (“Pet Airways, Inc. (Florida)”) by the conversion of Panther Air Cargo, LLC (“Panther Air”) a limited liability company. Effective the date of the conversion, Panther Air began operating as Pet Airways, Inc. (Florida).

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of AAI common shares, which constituted approximately 73% of Pet Airways, Inc. (Florida) issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition. As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of AAI and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders. Also, upon completion of the Acquisition, we changed our name from AAI to Pet Airways, Inc. and commenced trading under the ticker symbol “PAWS” on the OTCQB Market Tier (“OTCQB”).  The OTCQB market tier of the OTC market helps investors easily identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system.

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

Pet Airways, Inc. suspended flight operations in March 2010 to upgrade its reservation system and raise additional capital.  Pet Airways, Inc. raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants and resumed flight operations in June 2010.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below.

Revenue Recognition

Ticket sales for schedule transportation service at a later date are recorded as unearned revenue.   Revenue is recognized when the transportation service is provided for that ticket. Unearned revenue primarily consists of processed credit card ticket sales for future transportation service dates and to a much lesser extent, the refunds or vouchers exchanged for value of tickets sold for past transportation service dates. Tickets that are sold but not transported on the date of the schedule transportation service can be reused for another schedule transportation service, up to one year from the initial schedule transportation service date for a “rebooking” fee. Tickets issued for schedule transportation service that are cancelled may be refunded or applied to another schedule transportation service.

The rebooking or upgrade fees are recognized as revenue on the date the rebooking of schedule transportation service is made.

Fees charged by the credit card processors for handling the ticket sales are recorded to cost of sales at the time the tickets are sold due to the relatively short period of time between the sale of a ticket and providing the scheduled transportation service.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation.

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

Depreciation, amortization and capitalization

The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful life of the assets (three to five years).  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in operating income or loss.

Website development costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs.”  All costs incurred in the planning stage are expensed as incurred.  Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria.  Costs incurred in the day to day operation of the website are expensed as incurred.

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

Stock Based Compensation

The Company applies ASC 718-10 Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees in accounting for stock options issued to employees and non-employees, respectively. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options and warrant at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not have an impact on our consolidated financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2. Equity

During the three months ended March 31, 2011, the Company issued 197,484 shares of its common stock for services rendered by non-employees, 104,708 shares of its common stock in lieu of interest payable in cash or stock, 1,300,000 shares of its common stock from the conversion of $525,000 face amount of unsecured, 8% convertible debentures and warrants for the aggregate purchase of 116,575 shares of common stock for services rendered by non-employees.

No stock options or awards were granted, issued or exercised or shares retired in the three months ended March 31, 2011 and 2010.

3. Debt Obligations

Current 14% Debenture

In June 2010, the Company issued a $250,000 face amount unsecured debenture, with an interest rate of 14% per annum and a maturity date of June 18, 2011. Interest on the 14% debenture is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

The 14% debenture, at the option of the holder, can be exchanged into an 8% convertible debenture with a maturity date of June 18, 2013.  At the exchange, a warrant to purchase up to 625,000 shares of common stock would be issued. At March 31, 2011, the exchange contingency had not been satisfied and accordingly, no value for the warrant has been recorded.

Non-current 8% Convertible Debentures

In August, 2010, in a series of transactions, the Company issued five unsecured, convertible debentures, with an aggregate principal balance of $500,000, with interest rates of 8% per annum and a maturity date of August 2013. The debentures are convertible into shares of the Company’s stock at a conversion price of $0.50 per share.

Also, in August 2010, the Company issued an unsecured, convertible debenture in the principal amount of $500,000 with an interest rate of 8% and a maturity date of August 2013. The debenture is convertible into shares of the Company’s stock at a conversion price of $0.40 per share. Interest on the above debenture is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

In January 2011, the debenture holders of $525,000 aggregate face amount of unsecured, 8% convertible debentures elected to convert their debentures into 1,300,000 shares of common stock.

Pursuant to the terms of the 8% convertible debentures, the Company elected to issue shares of common stock to satisfy the interest payable to the debenture holders that was due on April 1, 2011. At March 31, 2011, interest expense of $20,233 based on the 8% interest rate is convertible into 45,815 shares of common stock using conversion rates ranging from $0.40 to $0.50 per share. The Company’s closing stock price was $1.10 on March 31, 2011. The resulting value of $50,397 has been recognized as non-cash interest expense and as accrued interest expense at March 31, 2011.

Warrants

The fair market value of the 1,400,000 warrants issued in connection with the August 2010 issuance of $1,000,000 face amount unsecured, 8% convertible debentures at grant date was $790,131. Accordingly, a derivative liability discount of $790,131 was recorded as additional paid-in capital and a contra account to the $1,000,000 face amount of the convertible debentures liability.

As a result of the conversion of $525,000 face amount of unsecured, 8% convertible debentures into shares of common stock, $475,000 face amount of unsecured, 8% convertible debentures are outstanding at March 31, 2011. The unamortized derivative liability discount was $336,938 at March 31, 2011 and $695,807 at December 31, 2010. During the period the Company recorded $358,869 of interest expense, which included $33,470 of amortization to interest expense and the write-off of $325,399 to interest expense due to the conversion of the debentures.

The following table summarizes the liability and equity components of our 8% convertible debentures:

	March 31, 2011	December 31, 2010
Principal	$475,000	$1,000,000
Unamortized discount	(336,938)	(695,807)
Net carrying amount	$138,062	$304,193

Equity component (recognized in Additional paid-in capital)	$790,131	$790,131

The discount on the derivative liability component will be amortize using the effective interest method through August 13, 2013.  The total effective rate on the liability component was 14 percent.

The aggregate intrinsic value of the 1,700,000 warrants outstanding at March 31, 2011 and December 31, 2010, which includes 300,000 of warrants issued for services in 2010, is $850,000, respectively.

4.	Commitments and Contingencies

The Company may from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (IRS). The Company's management has not been made aware of or party to legal proceedings, IRS examinations or asserted claims the outcome of which, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

The Company offers flight insurance to its customers at different levels of coverage. The Company is self-insured and has not accrued a reserve against potential loss.

5.  Net loss per share

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Numerator:
Net loss, basic	$(1,615,257)	$(218,409)
Effect of interest expense and discount amortization	-	-
Net loss, dilutive	$(1,615,257)	$(218,409)
Denominator:
Weighted shares outstanding, basic	39,629,350	27,665,839
Effect of dilutive securities:
8% convertible debentures and warrants (1)	-	-
Weighted shares outstanding, dilutive	39,629,350	27,665,839

Net loss per share, basic and dilutive	$(0.04)	$(0.01)

(1)  At March 31, 2011, excludes 2,766,575 shares issuable upon conversion of outstanding debentures and exercise of warrant as the net effect is antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2011 and other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

Business Summary

Pet Airways is an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners (“Pet Parents”) can book their pets on flights online at our website or can book with our agents by phone. Tickets for scheduled flights can be purchased up to three months before the scheduled departure date. Payment for a ticket for a flight is made with a credit card. On the day of the scheduled flight, Pet Parents drop off their pets at one of our lounges (a “Pet Lounge”) located at the departure airport. We place the pet passengers (the “Pawsengers™”) into a pet-friendly carrier and then board the carrier into the main cabin of the specially-outfitted aircraft. Pawsengers™ fly in the main cabin of our aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. After drop off, Pet Parents can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the Pawsengers™ are safe and comfortable at all times. We have a specially trained pet attendant (the “Pet Attendant”) on each flight that is responsible for monitoring the Pawsengers™ during the flight. Upon arrival at the destination airport, we unload the Pawsengers™ from the plane directly into the Pet Lounge for pick up. As of March 31, 2011 and December 31, 2010, we served 12 and 6 markets, respectively, in the United States and offer weekly scheduled coast-to-coast service.

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

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of AAI common shares, which constituted approximately 73% of Pet Airways, Inc. (Florida) issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition. As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of AAI and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders. Also, upon completion of the Acquisition, we changed our name from AAI to Pet Airways, Inc. and commenced trading under the symbol “PAWS” on the OTCQB.  The OTCQB market tier of the OTC market helps investors easily identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system.

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

Pet Airways, Inc. suspended flight operations in March 2010 to upgrade its reservation system and raise additional capital.  Pet Airways, Inc. raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants and resumed flight operations in June 2010.

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

We currently serve 12 major cities throughout the United States. To date we have transported over 5,000 pets, which is only a small fraction of the pets that travel by air. Our goal is to expand our flight operations to most major cities throughout the United States so that we are within an easy drive for all Pet Parents. Over the long term, we intend to expand our operations to international markets.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources. We may not be successful in addressing such risks and difficulties. As a result of these and other factors, our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2010 as to the substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the interim financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to other companies in our industry. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to our business.

There have been no material changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table sets forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

	Three months ended March 31,				Year over Year Change
	2011		2010		$	%

Revenue	$392,486	100%	$263,604	100%	$128,882	49%
Cost of revenue	599,928	153%	290,590	110%	309,338	106%
Gross loss	(207,442)	-53%	(26,986)	-10%	(180,456)	669%

Operating expenses:
Sales, general and administration	998,465	254%	190,583	72%	807,882	424%

Loss from operations	(1,205,907)	-307%	(217,569)	-83%	(988,338)	454%

Other income (expense):
Interest income	2	0%	175	0%	(173)	-99%
Interest expense	(409,352)	-104%	(1,015)	-	(408,337)	*
Other income (expense), net	(409,350)	-104%	(840)	0%	(408,510)	*

Loss before income taxes	(1,615,257)	-412%	(218,409)	-83%	(1,396,848)	640%
(Provision) benefit for income taxes	-	-	-	-	-	-

Net loss	$(1,615,257)	-412%	$(218,409)	-83%	$(1,396,848)	640%

* Percentage change is not meaningful.

Comparison of the three months ended March 31, 2011 and 2010, respectively.

Revenue
Revenue increased $128,882 or 49%, to $392,486 for the three months ended March 31, 2011 compared to $263,604 for the three months ended March 31, 2010. The increase is due primarily to increased ticket sales, an increase in the number of cities from which we fly and a higher number of pets being flown in our aircraft as well as the absence of revenue loss from the temporary suspension of flight operations starting March 2010 and ending late June 2010.

Cost of Revenue
Cost of revenue increased $309,338, or 106%, to $599,928 for the three months ended March 31, 2011 compared to $290,590 for the three months ended March 31, 2010. The increase is primarily the result of the reduced service flights starting in March 2010 from the temporary suspension of flight operations until late June 2010 and the impact from the uninterrupted services, increased cities served and volume of service flights completed for the three months ended March 31, 2011.

Gross Loss
Gross loss for the three months ended March 31, 2011 was $(207,442), an increase of $(180,456) from the same period in 2010.  The gross loss increase is due to the 2011 volume of flights to the cities served during the seasonal reduced demand for tickets compared to reduced revenue and flight cost due to the temporary suspense of flight operations effective March 2010.

Operating Expenses
Operating expenses increased $807,882 or 424%, to $998,465 for the three months ended March 31, 2011 compared to $190,583 for the three months ended March 31, 2010. This increase is primarily due to higher compensation costs from carrying fully staffed operations, occupancy expenses for Pet Lounges from the cities served, ongoing professional, legal and accounting cost and to a lesser extend spending associated with information systems, customer acquisition and related marketing expenses. In March 2010, flight operations were suspended until late June 2010 pending the closing of additional financing.

Other Income (Expense)
Other income (expense), net increased by $(408,510) to $(409,350) for the three months ended March 31, 2011 due to interest incurred on the outstanding 14% and 8% debentures issued in 2010 and the discount amortization expense associated with the debentures converted to shares of common stock and outstanding debentures.

(Provision)Benefit for Income Taxes
We have provided a full valuation allowance on our net deferred tax asset as net operating losses are anticipated for the year ended December 31, 2011.

Net Loss
Net loss for the three months ended March 31, 2011 was $(1,615,257) or $(1,396,848) higher than the net loss of $(218,409) for the three months ended March 31, 2010. The increase in net loss is primarily due to an increase in cost of revenue, operating expenses and interest and discount amortization expense, partially offset by an increase in revenue while 2010 net loss was impacted by the temporary suspension of flight operations starting in March 2010.

Liquidity and Capital Resources

At March 31, 2011, we had $364,014 in cash and cash equivalents available for the next twelve months as compared to $1,511,057 at December 31, 2010.

Net cash used in operating activities was $1,124,023 for the three months ended March 31, 2011 compared to $387,748 for the three months ended March 31, 2010. The increase in cash used in operating activities is due primarily to the net loss and a reduction in outstanding payables and accrued expenses in the period.

Net cash used in investing activities during the three months ended March 31, 2011 was $23,020 compared to $3,923 for the three months ended March 31, 2010.  The investing activities were primarily for on-line reservation system upgrades, customer acquisition web site development and to build, complete and furnish the San Jose administrative offices and Pet Lounges.

In January 2011, the debenture holders of unsecured, 8% convertible debentures in the aggregate principal amount of $525,000 elected to convert their debentures into 1,300,000 shares of common stock.

Pursuant to the terms of the 8% convertible debentures, the Company elected to issue shares of common stock to satisfy the interest payable to the debenture holders that was due on April 1, 2011. At March 31, 2011, interest expense of $20,233 based on the 8% interest rate is convertible into 45,815 shares of common stock using conversion rates ranging from $0.40 to $0.50 per share. The Company’s closing stock price was $1.10 on March 31, 2011. The resulting value of $50,397 has been recognized as non-cash interest expense and as accrued interest expense at March 31, 2011.

We had no commitments for capital expenditures in material amounts at March 31, 2011. Our customers generally use our on-line reservation system to purchase tickets for flights and submit a credit card for payment. All approved credit cards are processed in advance of the departure date flight. Although a credit card processor customarily holds back a portion of the total proceeds due, there is not a risk of loss due the preapproval of credit payment and vouchers are issued for changes or upgrades for flights.  Since resuming full operations, refunds for canceled flights or errors in booking have been immaterial.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We will need to complete additional financing transactions in order to continue operations beyond the next twelve months. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to significantly curtail or suspend our operations.

If we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce our operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

Non-Cash Expense Items

During the three months ended March 31, 2011, we continued our activities to minimize cash usage and seek out additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. We also issued shares of common stock in lieu of cash interest payments on our 8% convertible debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three months ended March 31, 2011.  Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
Cash and non-cash items in Net loss:	2011	%	2010	%
Cash	$(1,055,652)	65%	$(200,669)	92%
Non-cash	(559,605)	35%	(17,740)	8%
Net loss	$(1,615,257)	100%	$(218,409)	100%

Summary of non-cash items:	2011		2010
Amortization of discount	$(358,869)		$-
Warrants issued for services rendered by non-employees	(139,061)		-
Common shares to be issued for accrued interest due on debentures	(50,397)		-
Common shares issued for services rendered by non-employees	-		(851)
Common shares issued in lieu of cash to employees	-		(12,966)
Depreciation and amortization	(11,278)		(3,923)
Total non-cash	$(559,605)		$(17,740)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, subject to the inherent limitations noted in this Part II, Item 4 as of March 31, 2011 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, our management has identified certain material weaknesses in our internal controls over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of March 31, 2011:

(1) we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended March 31, 2011  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 11, 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risks Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company issued 197,484 shares of its common stock for services rendered by non-employees, 104,708 shares of its common stock in lieu interest payable in cash or stock, 1,300,000 shares of its common stock from the conversion of $525,000 face amount of unsecured, 8% convertible debentures and warrants for the aggregate purchase of 116,575 shares of common stock for services rendered by non-employees. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed & Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 12, 2011

PET AIRWAYS, INC.

By:	/s/Andrew Warner
Andrew Warner
Chief Financial Officer