Form 10-Q
period 2011-06-30
PAWS Pet Company, Inc.
filed 2011-08-15
CIK 1346973

U.S. Securities and Exchange Commission
Washington, D. C. 20549

Form 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-130446

THE PAWS PET COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 Gateway Place, Suite 410 San Jose, CA USA	95110
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as August 11, 2011 was 44,054,961 shares.

THE PAWS PET COMPANY, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$102,436	$1,511,057
Receivable due from credit card clearing house	50,000	123,134
Prepaid expenses	15,393	119,354
Deferred financing fees	843,957	-
Total current assets	1,011,786	1,753,545

Property and equipment, at cost	256,199	168,546
Less: accumulated depreciation and amortization	(65,933)	(38,587)
Property and equipment, net	190,266	129,959

Security deposits and other	35,313	30,787
Total assets	$1,237,365	$1,914,291

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
14% debenture	$-	$250,000
Accounts payable	145,530	550,216
Accrued expenses	1,032,326	342,159
Unearned revenue	207,930	125,603
Derivative warrant liability	13,309,860	-
Total current liabilities	14,695,646	1,267,978

Convertible debentures, net of debt discount of $632,127 and $695,807 at June 30, 2011 and December 31, 2010, respectively.	192,873	304,193

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Series A preferred stock, 1,200,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	-	-
Common stock, no par value, 100,000,000 shares authorized, 44,054,961 and 34,314,615 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	-	-
Additional paid-in capital	8,454,374	6,407,128
Accumulated deficit	(22,105,528)	(6,065,008)
Total stockholders' (deficit) equity	(13,651,154)	342,120
Total liabilities and stockholders' (deficit) equity	$1,237,365	$1,914,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue	$519,273	$252,933	$911,759	$516,537
Cost of revenue	566,525	283,016	1,166,453	573,606
Gross loss	(47,252)	(30,083)	(254,694)	(57,069)

Operating expense:
Sales, general and administration	889,405	221,582	1,887,870	412,165

Loss from operations	(936,657)	(251,665)	(2,142,564)	(469,234)

Other income (expense):
Interest income	2	4	4	179
Interest expense	(77,625)	(5,752)	(486,977)	(6,767)
Loss on extinguishment of debt	(571,122)	-	(571,122)	-
Derivative warrant valuation expense, net	(12,839,860)	-	(12,839,860)	-
Other income (expense), net	(13,488,605)	(5,748)	(13,897,955)	(6,588)

Loss before income taxes	(14,425,262)	(257,413)	(16,040,519)	(475,822)
Provision (benefit) for income taxes	-	-	-	-

Net loss	$(14,425,262)	$(257,413)	$(16,040,519)	$(475,822)

Net loss per share, basic and diluted	$(0.35)	$(0.01)	$(0.40)	$(0.02)

Weighted average shares used in calculation of basic and diluted net loss per share	41,175,742	30,548,060	40,397,966	29,114,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,040,519)	$(475,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,346	3,923
Derivative warrant valuation expense, net	12,839,860	-
Loss on extinguishment of 14% debenture	571,122	-
Accelerated amortization of debt discount from conversion of debenture	325,399	-
Amortization of debt discount	80,913	-
Warrants issued in lieu of cash for services rendered by non-employees	169,062	-
Common shares issued in lieu of cash for services rendered by non-employees	-	97,431
Common shares issued in lieu of cash compensation to employees	-	129,066
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	73,134	-
Prepaid expenses	103,961	-
Security deposits and other	(4,526)	(12,166)
Accounts payable	(404,686)	(55,806)
Accrued expenses	355,639	149,689
Unearned revenue	82,327	(94,616)
Net cash used in operating activities	(1,820,968)	(258,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,653)	(13,000)
Net cash used in investing activities	(87,653)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	-
Proceeds from issuance of debt	-	750,000
Net cash provided by financing activities	500,000	750,000
Net change in cash and cash equivalents	(1,408,621)	478,699
Cash and cash equivalents at beginning of period	1,511,057	171,257
Cash and cash equivalents at end of period	$102,436	$649,956

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$800	$-
Interest expense	$-	$1,794
Non-cash transactions:
Deferred financing fees	$843,957	$-
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$525,000	$-
Derivative warrant valuation APIC component	$470,000	$-
Issuance of 14% convertible debenture with warrants in exchange for 14% debenture	$350,000	$-
Derivative liability discount from issuance of 14% convertible debenture with warrants	$342,632	$-
Extinguishment of 14% debenture exchanged for 14% convertible debenture	$250,000	$-
Common shares issued in 2011 for services rendered in 2010 by non-employees	$298,824	$-
Common shares issued in 2011 in lieu of cash for 2010 interest due	$157,062	$-
Common shares issued in 2011 in lieu of cash for 2011 interest due	$73,442	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (“The PAWS Pet Company, Inc. or Company”), and its wholly owned subsidiary Pet Airways, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of the Company’s management, the accompany condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2011 and 2010. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. Financial results for The PAWS Pet Company, Inc. and airlines in general, can be seasonal in nature. In recent years, The PAWS Pet Company, Inc. revenues, as well as its overall financial performance, have been better in its second and third quarters than in its first and fourth quarters. Air travel is also significantly impacted by, but not limited to general economic conditions, the amount of disposable income available to consumers and unemployment levels. The results for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on the consolidated financial position, results of operations and net cash flows from operations.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs.  For the periods ended June 30, 2011 and December 31, 2010, the Company had $102,436 and $1,511,057, respectively, in cash and cash equivalents to use in executing its business plan.  For the six months ended June 30, 2011, the Company generated $911,759 in revenues and recorded a net loss of $(16,040,519) including non-cash charges of $(12,839,860) in derivative warrant valuation expense from the issuance of a warrant and $(571,122) in loss on extinguishment of debt.  For the year ended December 31, 2010, the Company generated $1,348,491 in revenues and recorded a net loss of $(4,055,905). As a result of these and other factors, the Company’s independent registered accountants have included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2010 as to the substantial doubt about the Company’s ability to continue as a going concern.  As further described in Footnote 2 “Equity” to the unaudited condensed consolidated financial statements, on June 3, 2011 the Company issued 2,253,470 common shares and a warrant to purchase 20,476,707 common shares at a price of $1.02 per share to Socius CG II, Ltd. (“Socius”) for cash of $500,000 and secured an equity line of credit for up to $5 million subject to the Company meeting certain conditions.  If the Company does not meet the conditions permitting draw downs against the equity line, it will require up to $3 million in additional working capital to continue its operations during the next 12 months and to support its long-term growth strategies, so as to enhance its service offerings and benefit from economies of scale. The Company’s working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets it serves. The Company, provided Socius gives its consent, may seek any necessary funding through one or more sources and credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company or Socius in the long term. If the Company is unable to raise any necessary additional financing when needed, the Company may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its no par value, common stock (“common stock”), or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.

The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that the Company has limited financial resources. The Company may not be successful in addressing such risks and difficulties.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources. We may not be successful in addressing such risks and difficulties.

Business Overview

The PAWS Pet Company, Inc., through its wholly owned subsidiary, Pet Airways, Inc., is an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, the pet owner drops off their pets at one of our lounges located at the departure airport. We place the pet passengers into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Pet passengers fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The number of pet passengers we can carry per flight can vary based on the size of pet passengers, but generally we can carry around 40 pet passengers per flight. We carry mainly dogs and cats. We can carry pet passengers of all sizes from small dogs and cats weighing less than 15 pounds to dogs that weigh 180 pounds and have maximum height from the ground to shoulder of 34 inches. After drop off, pet owners can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the pet passengers are safe and comfortable at all times. We have a pet attendant on each flight that is responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, we unload the pet passengers from the plane directly into one of our pet lounges for pick up.

We were incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. (“AAI”). In June 2010, we formed Pet Airways, Inc., a Florida corporation, (“Pet Airways, Inc. (Florida)”) by the conversion of successor entity Panther Air Cargo, LLC (“Panther Air”) a limited liability company. Effective the date of the conversion, Panther Air began operating as Pet Airways, Inc. (Florida). On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida)(the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of AAI common shares, which constituted approximately 73% of its issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

Panther Air Cargo, LLC was formed as a limited liability company in the State of Florida in February 2005. From 2005 through 2009, Panther Air Cargo d/b/a Pet Airways, Inc. evaluated the market for pet air travel, including reservation systems and processes. It also considered whether it should own its own planes or contract with third parties. It also evaluated the optimal ways to configure the aircraft for safe pet travel and the initial markets to commence flight operations in. Pet Airways, Inc. began flight operations in July 2009 and from the period July 2009 to March 2010 operated a weekly scheduled service. In March 2010 Pet Airways, Inc. suspended flight operations to upgrade the on line reservation system and to raise additional capital. In June 2010 Pet Airways, Inc. resumed flight operation after we implemented our new reservation system and raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants. Immediately prior to the Acquisition Panther Air Cargo, LLC was converted to Pet Airways, Inc., a Florida corporation.

As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of AAI and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders. Also, upon completion of the Acquisition, we changed our name from AAI to Pet Airways, Inc. (Illinois), (“the Company”), and commenced trading under the ticker symbol “PAWS” on the OTCQB Market Tier (“OTCQB”) and subsequently the name was changed to The PAWS Pet Company, Inc.  The OTCQB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system. On July 27, 2011, we filed Articles of Amendment to our Articles of Incorporation to change our name to the PAWS Pet Company, Inc.

The share exchange transaction with the PAWS Pet Company, Inc. was treated as a reverse acquisition, with Pet Airways, Inc. (Florida) as the acquirer and the PAWS Pet Company, Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

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

Revenue Recognition

We recognize revenue when the earning process is completed. In our business, the earning process is complete when the scheduled flight service, or a replacement flight service, purchased by the buyer has been delivered. Revenue from tickets sold prior to schedule flights is initially recorded as unearned revenue, net of any discounts, and is recognized as revenue in the period when the scheduled service has been provided or offered to the buyer as agreed. In the ordinary course of our business, a portion of the tickets sold are sometimes not used by the buyer on the agreed date of the flight. In such cases, for a nominal change fee, we will issue to holders of unused tickets a “voucher” which stated value can be applied toward the purchase of a flight for up to one year. Accordingly, the change fee is earned when the voucher is issued and the stated voucher value remains unearned until recorded as revenue upon the earlier of the vouchers expiration date or delivery of the flight service that it was applied to. Tickets purchased for scheduled flights that are cancelled by the Company may be refunded or applied towards another flight at the buyer's request. Refunds processed are removed from unearned revenue. Any inconvenience cost incurred by the Company for the benefit of the buyer is charged to cost of revenue when incurred. Cancelled scheduled flights requiring refunds or additional costs to accommodate the buyer’s revised travel plans have not been a significant issue since resumption of flights in June 2010. Unearned revenue consists of tickets and vouchers for future scheduled flights that have not been completed or provided as agreed.

Fees charged by the credit card processors for handling the ticket sales are recorded to cost of sales at the time the tickets are sold due to the relatively short period of time between the sale of a ticket and providing the scheduled transportation service.

Derivative Liabilities

We have utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type include ASC 470-20 "Debt with Conversion and Other Options".  Accordingly, we have used the Black-Scholes option-pricing model as our method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (BCF) and warrant equity component are recorded to additional paid in capital (“APIC”) with an offset discount to the principal value of the convertible debenture. We have used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. We record to interest expense the unamortized discount value associated with a debenture converted in a period.

The Company accounts for certain its Warrants (see Note 2, Equity, Socius CG II, Ltd. Financing) as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock.

Contingent Liabilities

We make estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual or during the periodic financial planning and analysis cycle. These contingencies may include, but are not limited, to accruals for reserves for costs and awards involving legal settlements, cost associated with planned changes in workforce or operating levels, costs associated with reduced flight services from Suburban, the building out of leased premises, vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates using the facts available of the probability of the outcomes and range of cost, if measureable, of these occurrences and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate caused by a change in facts or material operating assumptions, compensating entries to earnings may be required.

Stock Based Compensation

The Company applies ASC 718-10 Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees in accounting for stock options issued to employees and non-employees, respectively. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options and warrant at the grant date using the Black-Scholes option pricing model. Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by our equity price as well as assumptions regarding our expected equity price volatility over the term of the awards, the selection of a risk free interest rate, the ultimate disposition of the award and the impact of the award on earnings per share. For example, in calculating the expected equity price volatility, we may consider using our historical experience only, our experience plus that of a publicly trade index volatility experience, or a blended volatility experience for public peer companies. We also evaluate carefully the expected life term of an award though the vesting of awards to date have been immediate. Finally, we attempt to use a risk free rate that is widely quoted and pertinent across a broad range of transactions.

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

Reservation System Development Costs

The Company accounts for reservation system (“website”) development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs.” All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred.

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

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combination (ASU 2010-29). ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. ASU 2010-29 also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (ASU 2011-04). ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. Some of ASU 2011-04 clarifies the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the principal of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 should be applied retrospectively. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. Early adoption is permitted, because compliance with ASU 2011-05 is already permitted. ASU 2011-05 does not require any transition disclosures. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2. Equity

Preferred Stock Authorized

On May 27, 2011, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Illinois. A summary of the Certificate of Designations is set forth below:

Ranking and Voting. The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, and any other classes of stock or series of preferred stock of the Company other than a class or series of preferred stock intended to be listed for trading and (ii) junior to and all existing and future indebtedness of the Company.

No right of Conversion. The Preferred Stock is not convertible into Common Stock.

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Preferred Stock. So long as any shares of Preferred Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to any junior securities other than dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock. After payment of dividends at the annual rates set forth above, any additional dividends declared shall be distributed ratably among all holders of Preferred Stock and Common Stock in proportion to the number of shares of Common Stock that would be held by each such holder of Preferred Stock as if the Preferred Stock were converted into Common Stock by taking the Series A Liquidation Value (as defined below) divided by the market price of one share of Common Stock on the date of distribution.

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities, before any distribution or payment is made to the holders of any junior securities, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Preferred Stock and the holders of junior securities, as if the Preferred Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution.

Redemption. The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius, any or all of the Preferred Stock at any time at a redemption price per share equal to $10,000 per share of Preferred Stock, plus any accrued but unpaid dividends with respect to such share of Preferred Stock (the “Series A Liquidation Value”).

Socius CG II, Ltd. Financing

On June 3, 2011, the Company entered into a securities purchase agreement with Socius CG II, Ltd. (“Socius”), pursuant to which we secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustment). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible Series A Preferred Stock (“Preferred Stock”) from the Company over the next two years, subject to the Company meeting certain conditions.

Subject to the terms and conditions of the securities purchase agreement, beginning 75 days after the closing of the initial purchase, at the Company’s sole discretion, the Company may submit to Socius a tranche notice to purchase a certain dollar amount of the Company’s Preferred Stock at $10,000 per share. The maximum amount that may be funded under any tranche cannot exceed 20% of the cumulative trading volume of the common stock for the 10 trading day-period prior to the applicable tranche notice date.

In connection with the securities purchase agreement, the Company agreed to issue on the 75 day anniversary of the initial purchase by Socius, 1,126,735 shares of common stock to Socius as consideration for executing the securities purchase agreement. The fair value of the consideration was estimated at $788,708 using the June 3, 2011 common stock closing price of $0.70 per share and was recorded as accrued expense and realized as financing cost charged to additional paid in capital (“APIC”).

In addition, with the closing of the Socius financing, the Company approved the issuance of an aggregate of 1,800,000 shares of common stock as contingent consideration valued at $1,260,000 using the June 3, 2011 common stock closing price of $0.70 per share to two non-employee consultants. The share issuance was recorded as APIC and as financing cost charged to APIC.

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and to additional paid in capital of $470,000.  The value of the derivative warrant liability is $13,309,860 at June 30, 2011.  In connection with this transaction the Company recorded deferred financing fees of $843,957.

Common Stock Issued

In January 2011, the Company issued an aggregate of 188,939 shares of common stock valued, using the closing stock price, at $288,143 as compensation for services rendered by non-employees and 1,300,000 shares of common stock pursuant to the conversion of aggregate $525,000 principal amount of the 8% convertible debentures.

On February 14, 2011, the Company elected to issue 104,708 shares of common stock valued, using the closing stock price, at $157,062 in lieu of cash to satisfy the interest payable at January 1, 2011 to the convertible debentures holders.

On February 15, 2011, the Company issued 8,545 shares of common stock valued, using the Black Scholes pricing option model, of $10,681 as compensation for services rendered by non-employees.

On June 3, 2011, the Company issued 2,253,470 shares of common stock to Socius for cash consideration of $500,000 and 1,800,000 shares of common stock valued, using the closing stock price, at $1,260,000 for financing fees paid to non-employees.

On June 6, 2011, the Company elected to issue 40,884 shares of common stock valued, using the closing stock price, at $44,973 in lieu of cash to satisfy the interest payable at April 1, 2011 to the convertible debentures holders.

On June 30, 2011, the Company elected to issue 43,800 shares of common stock valued, using the closing stock price, at $28,469 in lieu of cash to satisfy the interest payable at July 1, 2011.

Warrants

On January 4, 2011, the Company issued a warrant with an exercise price of $1.00 for the purchase of 100,000 shares of common stock valued at $1.50 per share using the Black Scholes option pricing model, or $150,000, as settlement of services rendered by non-employee in 2010.

On February 4, 2011, the Company issued a warrant with an exercise price of $1.00 purchase of 16,575 shares of common stock valued at $1.15 per share using the Black Scholes option pricing model, or $19,061, as settlement of services rendered by non-employee in 2010.

The aggregate intrinsic value of the warrants for purchase of common stock related to Socius, non-employees and the convertible debentures outstanding of 23,168,282 and 1,700,000 shares is $981,250 and $850,000 at June 30, 2011 and December 31, 2010, respectively.

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the "Plan"). Under the Plan, at June 30, 2011 we had 4,000,000 shares approved and reserved and at December 31, 2010 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

We have not issued any options under the Stock Incentive Plan as of June 30, 2011. (See footnote 6 “Subsequent Events”).

3. Debt Obligations

Extinguishment of 14% Debenture

In June 2010, Pet Airways, Inc. (Florida) issued a $250,000 principal amount unsecured debenture, with an interest rate of 14% per annum and a maturity date of June 18, 2011 (“14% debenture”). Interest on the 14% debenture is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

On June 3, 2011, The PAWS Pet Company, Inc. (Illinois) extinguished the $250,000 principal amount 14% debenture in exchange for a $350,000 principal amount convertible debenture with a coupon interest rate of 14% per annum, a conversion price of $0.50 per share of common stock and a maturity date of August 14, 2013 (“14% convertible debenture”) and a detached warrant for the purchase of 875,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of June 3, 2016. The extinguishment of the $250,000 principal amount 14% debenture resulted in a total loss on the extinguishment of debt of $571,122 including $10,128 of accrued interest payable.

The 14% convertible debenture and detached warrant issued above is subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature and warrant component derivative was determined to be $342,632 and has been recorded as APIC and debt discount. Using the Black-Scholes option pricing model, a fair value of the detached warrant was determined to be $481,250 and has been recorded as APIC and element of the total loss on the extinguishment of debt.

Convertible Debentures

In August 2010, in a series of transactions, the Company issued five unsecured, convertible debentures, with an aggregate principal balance of $500,000, with interest rates of 8% per annum and a maturity date of August 2013. The debentures are convertible into shares of the Company’s stock at a conversion price of $0.50 per share. Also, in August 2010, the Company issued an unsecured, convertible debenture in the principal amount of $500,000 with an interest rate of 8% and a maturity date of August 2013. The debenture is convertible into shares of the Company’s stock at a conversion price of $0.40 per share. Interest on the above debentures is payable quarterly. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

In January 2011, the debenture holders of aggregate $525,000 principal amount of 8% convertible debentures elected to convert their debentures into 1,300,000 shares of common stock.

At June 30, 2011, an aggregate of $475,000 and $350,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

At June 30, 2011 and December 31, 2010, the aggregate $825,000 and $1,000,000 convertible debentures if-converted shares of common stock issuable at conversion rates ranging from $0.40 to $0.50 per share resulted in 1,825,000 and 2,250,000 shares and have a fair market value of $1,186,250 and $3,375,000 using the common stock closing prices of $0.65 and $1.50 per share, that exceeds the aggregate principal amount of the convertible debentures by $361,250 and $2,375,000, respectively.

Debt Discount

On January 17, 2011, the Company amortized to interest expense $325,399 of the debt discount related to the conversion of aggregate $525,000 principal amount unsecured 8% convertible debentures into 1,300,000 shares of common stock.

On June 3, 2011, the Company issued a 14% convertible debenture and detached warrant that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature and warrant component derivative was determined to be $342,632 and has been recorded as debt discount and APIC.

For period ended June 30, 2011, the Company amortized to interest expense using the effective interest method $68,460 and $12,453 or $80,913 of the debt discount related to the outstanding $475,000 principal amount and $350,000 principal amount convertible debentures, respectively.

At June 30, 2011 and December 31, 2010, the aggregate unamortized debt discount was $632,127 and $695,807, respectively. The unamortized debt discount at June 30, 2011 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures. The total effective interest rate on the liability component was 14 percent for the period ended June 30, 2011.

The following table summarizes the principal, unamortized debt discount and equity components of our convertible debentures derivative liability net carrying amount:

	June 30, 2011	December 31, 2010
Principal amount 8% convertible debenture	$475,000	$1,000,000
Principal amount 14% convertible debenture	350,000	-
Unamortized debt discount	(632,127)	(695,807)
Net carrying amount	$192,873	$304,193

Equity component (recognized in Additional paid-in capital)	$1,614,013	$790,131

4. Commitments and Contingencies

The Company may from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, ongoing examinations by the Internal Revenue Service (IRS). Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

On June 23, 2011, the Company filed a complaint in the Superior Court of The State of California, County of Santa Clara against Evan Bines and Alpine Capital Partners, Inc., for (a) breach of oral Contract and (b) negligent misrepresentation from the breach of a contract to provide at least $2 million in financing for the Company conditional upon the Company completing a reverse merger with a public entity. The Company is asking the court in a jury trial for judgment against Evan Bines and Alpine Capital Partners, Inc. for (1) compensatory damages in an amount proven at trial, (2) the return of all unearned shares in the merged entity (now known as The PAWS Pet Company, Inc.) as compensation for the merger transaction, (3)consequential damages in an amount proven at trial, (4) interest commencing from the date of breach, (5) punitive and exemplary damage, (6) recoverable attorneys’ fees and (7) any other relief.

Except as noted above, the Company's management has not been made aware of or party to legal proceedings, IRS examinations or asserted claims the outcome of which, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow. The Company offers flight insurance to its customers at different levels of coverage. The Company is self-insured and has not accrued a reserve against potential loss.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010 *	2011	2010 *
	(Unaudited)		(Unaudited)
Numerator:
Net loss, basic	$(14,425,262)	$(257,413)	$(16,040,519)	$(475,822)
Effect of interest expense and debt discount amortization	-	-	-	-
Net loss, dilutive	(14,425,262)	(257,413)	(16,040,519)	(475,822)
Denominator:
Weighted shares outstanding, basic	41,175,742	30,548,060	40,397,966	29,114,911
Effect of dilutive securities:
Convertible debentures and warrants (1)	-	-	-	-
Weighted shares outstanding, dilutive	41,175,742	30,548,060	40,397,966	29,114,911

Net loss per share, basic and dilutive	$(0.35)	$(0.01)	$(0.40)	$(0.02)

(1)
At June 30, 2011, excludes 24,618,282 shares for the three and six month periods, respectively, issuable upon conversion of outstanding debentures and exercise of warrants as the net effect is antidilutive.

*
For comparability during this reportable period, the shares in the denominator for the three and six month periods ended June 30, 2010 are present on a post-acqusition and post-share exchanged pro-forma basis.

6. Subsequent Events

On July 27, 2011, effective with filing of amended articles of incorporation with the Secretary of State of Illinois, the Company’s name was changed to The PAWS Pet Company, Inc.

On July 28, 2011, we issued 1,092,000 stock options under the Stock Incentive Plan.

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

Business Summary

The PAWS Pet Company, Inc. is an airline designed specifically for the comfortable and safe transportation of pets. Pet owners can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of our pet lounges located at the departure airport. We place the pet passengers into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Our pet passengers fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under the passenger’s seat. The number of pet passengers we can carry per flight can vary based on the size of pet, but generally we can carry around 40 pet passengers per flight. We carry mainly dogs and cats. We can carry pet passengers of all sizes from small dogs and cats weighing less than 15 pounds to dogs that weigh 180 pounds and have maximum height from the ground to shoulder of 34 inches. After drop off, pet owners can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that the pet passengers are safe and comfortable at all times. We have a pet attendant on each flight that is responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, we unload the pet passengers from the plane directly into one of our pet lounges for pick up.

As of June 30, 2011 and December 31, 2010, we served nine markets in the United States and offer weekly scheduled coast-to-coast service. We do not own our aircraft. We have a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska who have two aircraft configured to carry our pet passengers. We rely on Suburban to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. We currently fly one aircraft per week on our coast-to-coast service.

Outlook

We believe that the market for our pet transportation service is large and continues to grow. The cost of aircraft operation, including pilot use and jet fuel, and the cost of lounge space, along with certain external conditions such as weather and government regulations, are all conditions which may affect our ability to execute our business plan. We believe that we are currently the only airline specifically designed for the comfortable, efficient transportation of pets and, as such, we do not believe we face any direct competition from other pet-only airlines. We do, however, face competition from other transportation providers and pet care services, including traditional commercial airlines, ground transportation services, pet concierge services, boarding facilities, and pet sitters. Some of these competitors have substantially greater market share and financial resources than us. We have found that certain potential customers view our small size and limited financial resources as a negative even if they prefer our services to those of our larger competitors. Based on our current revenues and the size of the pet transportation market, we believe we have a market share of less than 1 percent.

Our primary strategic objective is to strengthen our position in the market for pet travel and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by continuing to enhance the value of our brand, increasing the number of cities that we service and the number of aircraft that we operate, and developing new services in our lounges. We believe that our near-term success will depend particularly on our ability to increase customer adoption of our pet transportation services. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. We believe that key risks include overall economic conditions and the overall level of travel spending, economic and business conditions within our target customer sector, our ability to expand our services, both to additional cities and within the cities we already service, competitive factors in our industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in a niche market, that we have limited financial resources, and continue to face an uncertain economic environment. Accordingly, we may not be successful in addressing such risks and difficulties.

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

There have been no material changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following tables set forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

Comparison of the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,				Year over Year Change
	2011		2010		$	%
Revenue	$519,273	100%	$252,933	100%	$266,340	105%
Cost of revenue	566,525	109%	283,016	112%	283,509	100%
Gross loss	(47,252)	-9%	(30,083)	-12%	(17,169)	57%

Operating expenses:
Sales, general and administration	889,405	171%	221,582	88%	667,823	301%

Loss from operations	(936,657)	-180%	(251,665)	-99%	(684,992)	272%

Other income (expense):
Interest income	2	0%	4	0%	(2)	-50%
Interest expense	(77,625)	-15%	(5,752)	-2%	(71,873)	*
Loss on extingishment of debunture	(571,122)	-110%	-	*	(571,122)	*
Warrant liability expense	(12,839,860)	*	-	*	(12,839,860)	*
Other income (expense), net	(13,488,605)	*	(5,748)	-2%	(13,482,857)	*

Loss before income taxes	(14,425,262)	*	(257,413)	-102%	(14,167,849)	*
(Provision) benefit for income taxes	-	*	-	*	-	*

Net loss	$(14,425,262)	*	$(257,413)	-102%	$(14,167,849)	*

Net loss per share, basic and diluted	$(0.35)		$(0.01)

Weighted average shares used in calculation of basic and diluted net loss per share	41,175,742		30,548,060

*	Not meaningful.

Comparison of the three months ended June 30, 2011 and 2010, respectively.

Revenue

Revenue increased $266,340 or 105%, to $519,273 for the three months ended June 30, 2011 compared to $252,933 for the three months ended June 30, 2010. The increase is due to higher ticket sales and the number of pets being flown aboard our aircraft driven by approximately 12 weeks of flying in the 2011 period compared to five weeks of flying in the 2010 period which included the temporary suspension of flight operations starting March 2010 and ending June 2010 to rebuild the reservation system and raise additional capital.

Cost of Revenue

Cost of revenue increased $283,509, or 100%, to $566,525 for the three months ended June 30, 2011 compared to $283,016 for the three months ended June 30, 2010. The increase is primarily the result of approximately 13 weeks of flight operations in the 2011 period compared to five weeks of flying in the 2010 period which included the temporary suspension of flight operations starting March 2010 and ending June 2010 to rebuild the reservation system and raise additional capital.

Gross Loss

Gross loss for the three months ended June 30, 2011 was $(47,252), an increase loss of $(17,169) over the same period in 2010. The gross loss increase is due to operating 7 more flights in the 2011 period compared to reduced flights in the 2010 period caused by the temporary suspension of flight operations starting March 2010 and ending in June 2010.

Operating Expenses

Operating expenses increased $667,823 or 301%, to $889, 405 for the three months ended June 30, 2011 compared to $221,582 for the three months ended June 30, 2010. The operating expense increase is primarily due to higher compensation costs from increased staffing levels, occupancy expenses for pet lounges and administrative offices, ongoing professional, legal and accounting costs for financing and reporting and, to a lesser extent, aggregate spending associated with information systems, customer acquisition and related marketing expenses. In March 2010, business operations were suspended until June 2010 pending the receipt of additional financing. During this period, operating expenses were curtailed by reductions in staffing, compensation and related expenses and restriction on spending for all but essential discretionary items.

Other Income (Expense)

Other income (expense), net increased by $(13.5 million) to $(13.5 million) for the three months ended June 30, 2011 due to warranty liability expense of $(12.8 million) and $(571,122) on the loss on the extinguishment of the $250,000 debenture, amortization of $(47,443) in debt discount to interest expense resulting from convertible debentures and interest payable on the outstanding debentures settled in shares of common stock in lieu of cash.

(Provision)Benefit for Income Taxes

We have provided a full valuation allowance on our net deferred tax asset as net operating losses are anticipated for the year ended December 31, 2011.

Net Loss

Net loss for the three months ended June 30, 2011 was $(14.4 million) or $(14.2 million) higher than the net loss of $(257,413) for the three months ended June 30, 2010. The increase in net loss is primarily due to an increase in gross loss, operating expenses, warranty liability expense of $(12.8 million), the $(571,122) net loss on the extinguishment of the $250,000 debenture in the period, the amortization of $(47,443) of debt discount to interest expense and interest payable on the outstanding convertible debentures settled in shares of common stock in lieu of cash.

Comparison of the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,				Year over Year Change
	2011		2010		$	%
Revenue	$911,759	100%	$516,537	100%	$395,222	77%
Cost of revenue	1,166,453	128%	573,606	111%	592,847	103%
Gross loss	(254,694)	-28%	(57,069)	-11%	(197,625)	346%

Operating expenses:
Sales, general and administration	1,887,870	207%	412,165	80%	1,475,705	358%

Loss from operations	(2,142,564)	-235%	(469,234)	-91%	(1,673,330)	357%

Other income (expense):
Interest income	4	0%	179	0%	(175)	-98%
Interest expense	(486,977)	-53%	(6,767)	-1%	(480,210)	*
Loss on extingishment of debunture	(571,122)	-63%	-	*	(571,122)	*
Warrant liability expense	(12,839,860)	*	-	*	(12,839,860)	*
Other income (expense), net	(13,897,955)	*	(6,588)	-1%	(13,891,367)	*

Loss before income taxes	(16,040,519)	*	(475,822)	-92%	(15,564,697)	*
(Provision) benefit for income taxes	-	*	-	*	-	*

Net loss	$(16,040,519)	*	$(475,822)	-92%	$(15,564,697)	*

Net loss per share, basic and diluted	$(0.40)		$(0.02)

Weighted average shares used in calculation of basic and diluted net loss per share	40,397,966		29,114,911

*	Not meaningful or applicable.

Revenue

Revenue increased $395,222 or 77%, to $911,759 for the six months ended June 30, 2011 compared to $516,537 for the six months ended June 30, 2010. The increase is due primarily to increased ticket sales and the number of pets flown aboard our aircraft driven largely by flying for approximately 25 weeks during the 2011 period compared to 13 weeks during the 2010 period, which included the temporary suspension of flight operations starting March 2010 and ending June 2010 to rebuild the reservation system and raise additional capital.

Cost of Revenue

Cost of revenue increased $592,847, or 103%, to $1,166,453 for the six months ended June 30, 2011 compared to $573,606 for the six months ended June 30, 2010. The increase is primarily the result of approximately 25 weeks of flight operations for the 2011 period, compared to seven weeks of flight operations for the 2010 period which included the temporary suspension of flight operations starting March 2010 and ending June 2010 to rebuild the reservation system and raise additional capital.

Gross Loss

Gross loss for the six months ended June 30, 2011 was $(254,694) compared to a loss of $(57,069) from the same period in 2010. The gross loss increase is due to operating 12 more flights in the 2011 period compared to reduced flights in the 2010 period caused by the temporary suspension of flight operations starting March 2010 and ending in June 2010.

Operating Expenses

Operating expenses increased $1,475, 705 or 358%, to $1,887, 870 for the six months ended June 30, 2011 compared to $412,165 for the six months ended June 30, 2010. This increase is primarily due to higher compensation costs from increased staffing levels to support operations, occupancy costs, professional expenses for financing activities, public company reporting and, to a lesser extent, aggregate spending associated with marketing activities, travel and information systems support. In March 2010, flight operations were suspended until early June 2010 pending the receipt of financing. During this period, operating expenses were curtailed by reductions in staffing, compensation and related expenses and restriction on spending for all but essential discretionary items.

Other Income (Expense)

Other income (expense), net increased by $(13.9 million) to $(13.9 million) for the six months ended June 30, 2011 due to warranty liability expense of $(12.8 million), $(571,122) on the loss on the extinguishment of the $250,000 debenture, debt discount amortization of $(80,913) and accelerated amortization of $(325,399) debt discount to interest expense resulting from the conversion of aggregate $525,000 principal amount convertible debentures and interest payable on the outstanding convertible debentures settled in shares of common stock in lieu of cash.

(Provision)Benefit for Income Taxes

We have provided a full valuation allowance on our net deferred tax asset as net operating losses are anticipated for the year ended December 31, 2011.

Net Loss

Net loss for the six months ended June 30, 2011 was $(16.0 million) or $(15.6 million) higher than the net loss of $(475,822) for the six months ended June 30, 2010. The increase in net loss is primarily due to higher gross loss, operating expenses, warranty liability expense of $(12.8 million), the $(571,122) loss on the extinguishment of the $250,000 debenture in the period, the amortization and accelerated amortization of $(406,312) of debt discount to interest expense and interest payable on the outstanding convertible debentures settled in shares of common stock in lieu of cash.

Liquidity and Capital Resources

At June 30, 2011, we had $102,436 in cash and cash equivalents as compared to $1,511,057 in cash and cash equivalents at December 31, 2010.

Net cash used in operating activities was $1,820,968 and $258,301 for the six months ended June 30, 2011 and 2010, respectively. The cash use for the 2011 period is due primarily to net loss resulting from flight operations for the 2011 period and the reduction of payable balances offset by the non-cash charges from the loss on the extinguishment of the $250,000 debentures, amortization and write off of the derivative liability debt discount and settlement of liabilities with equity to non-employees.

Net cash used in investing activities was $87,653 and $13,000 during the six months ended June 30, 2011 and 2010, respectively. The cash used for the 2011 period is due primarily to upgrades to the reservation system enhancements and additions to office and pet lounge furnishings and the build out for the San Jose administrative offices and pet lounges, respectively.

Net cash provided by financing activities was $500,000 and $750,000 during the six months ended June 30, 2011 and 2010, respectively. The cash provided for the 2011 period is due to proceeds of the issuance of 2,253,470 shares of common stock for $500,000 from the Socius CG II, Ltd. financing (See Socius CG II, Ltd. Agreement below).

We did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at June 30, 2011.

Socius CG II, Ltd. Agreement

We entered into a securities purchase agreement with Socius CG II, Ltd. (“Socius”) on June 3, 2011, pursuant to which we secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and was issued a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustment). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible Series A Preferred Stock (“Preferred Stock”) from us over the next two years, subject to the Company meeting certain conditions.

In connection with the above transaction, the Company recorded a net charge to operations of $12,839,860, which represents $13,863,695, the value of the warrants on June 3, 2011, less an adjustment of $1,023,835 to reflect the value of the derivative warrant liability on June 30, 2011.

Equity, Convertible Debentures and Warrant Transactions

We have utilized equity, convertible debentures, and warrants to settle certain liabilities and secure services to conserve cash, fund operations and for financing.

For the six months ended June 30, 2011, we issued 2,253,470 shares of common stock to Socius for $500,000 in cash and a $5 million equity line of credit, 1,800,000 shares of common stock to two investments firms in settlement of $1,260,000 financing fee, 1,300,000 shares of common stock pursuant to the conversion of aggregate $525,000 principal amount of convertible debentures, 197,484 shares of common stock in settlement of $298,824 in service cost provided by non-employees, and 189,392 shares of common stock in lieu of cash for interest of $230,505 for convertible debentures.

In connection with the June 2011 private placement, we issued a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02. The warrant was valued using the Black Scholes option pricing model at $0.70 and $0.65 per share at June 3, 2011 and June 30, 2011 respectively. The Company recorded a charge to operations of $12,839,860 and a charge to additional paid in capital of $470,000.  The value of the derivative warrant liability is $13,309,860 at June 30, 2011. In connection with this transaction the Company recorded deferred financing fees of $843,957.

On June 3, 2011, we issued a $350,000 principal amount convertible debenture with a warrant in exchange for a $250,000 debenture. As a result the convertible debenture beneficial conversion feature and warrant fair value of $342,632 and $481,259 was charged to derivative liability debt discount and loss on extinguishment of debt, respectively.

On January 4, 2011, the Company issued a warrant with an exercise price of $1.00 for the purchase of 100,000 shares of common stock valued at $1.50 per share using the Black Scholes option pricing model, or $150,000, as settlement of services rendered by non-employee in 2010.

On February 4, 2011, the Company issued a warrant with an exercise price of $1.00 purchase of 16,575 shares of common stock valued at $1.15 per share using the Black Scholes option pricing model, or $19,061, as settlement of services rendered by non-employee in 2010.

We agreed to issue 1,126,735 shares of common stock in August 2011 as compensation to Socius for investment services related to the financing noted above. At June 30, 2011, we have recorded an accrued expense of $788,708 representing the estimated value at June 3, 2011 of the shares of common stock to be issued.

We recorded $83,786 to APIC for legal, accounting and printing expenses related to the Socius agreement and stock registration statement filing with the SEC.

The aggregate intrinsic value of the warrants for purchase of common stock related to Socius, non-employees and the convertible debentures outstanding of 23,168,282 and 1,700,000 shares is $981,250 and $850,000 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, the aggregate $825,000 and $1,000,000 principal amount convertible debentures outstanding are convertible into 1,650,000 and 2,250,000 shares of common stock, respectively.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We will need to complete additional financing transactions in order to continue operations beyond the next twelve months. We will need approximately $3 million over the next 12 months to execute our business plan. As of August 5, 2011, we have approximately $103,000 in cash on hand. We estimate that we will be able to satisfy our cash requirements for approximately 3-4 months based upon an expected burn rate of approximately $25,000-$35,000 per month absent additional financing. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to significantly curtail or suspend our operations.

If we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce our operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

On June 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (“Socius”), pursuant to which we secured $500,000 of immediate funding through the issuance and sale to Socius of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) we also issued to selling security holder a warrant to purchase up to 20,476,707 shares of our common stock, and (ii) selling security holder agreed to purchase from the Company up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of our newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”).  The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein.  In connection with the Purchase Agreement, we also agreed to issue an additional 1,126,735 shares of common stock to Socius on the 75 day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares shall not be issued to Socius and shall be held in abeyance (and selling security holder shall not have the right to, or be deemed to have, beneficial ownership of such Commitment Shares) to the extent that such issuance would result in Socius and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock.  The warrant also does not permit issuance of common stock thereunder to the extent that such issuance would result in selling security holder and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock.  All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

Under the terms and subject to the conditions of the Purchase Agreement, from time to time over the two-years following the Initial Purchase, beginning on August 17, 2011, at the Company’s sole discretion, the Company may sell to Socius, and Socius will be obligated to purchase, shares of the Preferred Stock.  In order to effectuate such a sale, the Company will issue to Socius, subject to the terms and conditions of the Purchase Agreement (all of which conditions are outside of the selling security holder’s control) one or more Preferred Tranche notices to purchase a certain dollar amount of such Preferred Stock (each such notice, a “Preferred Notice”).  Upon receipt of a Preferred Notice, Socius will be obligated, subject to the terms and conditions specified in the Purchase Agreement (which conditions are outside of Socius’ control), to purchase the Preferred Stock subject to such Preferred Notice on the 10th trading day after the date of the Preferred Notice.  Such conditions include, but are not limited to, the following: (i) the Common Stock must be listed for trading or quoted on a trading exchange or market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement must be true and correct as if made on the date of each Preferred Notice (subject, however, to the Company’s ability to update disclosure exceptions to such representations and warranties through the Company’s SEC reports), (iii) the Company must not be in breach or default of the Purchase Agreement or any agreement entered into in connection therewith (the “Transaction Documents”), or any other material agreement of the Company, (iv) there shall have occurred no material adverse effect involving the Company or its business, operations or financial condition since the date of the Initial Purchase, (v) the absence of any law or judicial action prohibiting the transactions contemplated by the Purchase Agreement, or any lawsuit seeking to prohibit or adversely affect such transactions, and (vi) all necessary governmental, regulatory or third party approvals and consents must have been obtained. The maximum amount of each Preferred Tranche is limited to a dollar amount of Preferred Stock equal to the lesser of (a) 20% of the cumulative dollar trading volume of the Common Stock for the 10 trading day-period immediately preceding the applicable Preferred Notice date and (b) $5.0 million less the amount of any previously noticed and funded Preferred Tranches. In addition, each Preferred Notice after the first Preferred Notice may not be given sooner than the trading day after the date on which the closing for the prior Preferred Tranche has occurred.

On June 3, 2011, in connection with our private placement transaction, we issued to the investor a five-year warrant to purchase up to 20,476,707 shares of Common Stock at an initial Exercise Price of $1.02 per share (the “Original Exercise Price”). The maximum number of shares of Common A Stock acquirable upon exercise of such warrants which are being registered pursuant to this registration statement is 7,000,000. The warrant is also exercisable on a cashless basis or through the issuance by the holder of a Secured Promissory Note. Any Secured Promissory Note issued in connection with an exercise of the warrant shall bear interest at 2% per year calculated on a simple interest basis. The entire principal balance and interest thereon shall be due and payable on the fourth anniversary of the date of the Secured Promissory Note. Any such Secured Promissory Note shall be secured by the borrower’s right, title and interest in certain securities held in the portfolio of the borrower with a fair market value equal to the principal amount of the Secured Promissory Note. Additionally, any portion of the warrant may also be exchanged for shares of Common Stock based on a Black-Scholes calculation as more fully set forth in the warrant. The warrant contains certain provisions that protect against dilution in certain events such as stock dividends, stock splits and other similar events. In addition, the warrant has price-based anti-dilution protection in the event the Company issues securities at a value less than the Original Exercise Price, meaning the exercise price of the warrant would be adjusted down to the lowest applicable issuance price following the issuance of the warrant to prevent dilution to the holder.  Pursuant to the warrant, any such anti-dilution adjustments shall be made on a pro-rata basis until such time as the Company has made dilutive issuances which exceed $5.0 million. The warrant shall not be exercisable or exchangeable by the holder (or any future holder) to the extent the holder (or such future holder) or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock as a result of such exercise or exchange.

We will not receive any proceeds from this offering from the sales of common stock by Socius. However, we will receive the exercise price, if the cashless exercise feature, the full-recourse note exercise feature or the exchange feature is not used, upon exercise of the warrants by Socius. If the cashless exercise feature or the full recourse note feature is used or if the warrant is exchanged, in whole or in part, for shares of common stock, we will not receive any cash proceeds. The maximum amount of proceeds that we may receive from the exercise of the warrant is $20,886,241. There is no guarantee, however, that Socius will exercise for cash. We will require approximately $3,000,000 of additional working capital to continue our operations during the next 12 months and to support our long-term growth strategy, so as to enhance our service offerings and benefit from economies of scale. We expect our working capital requirements and the cash flow provided by future operating activities, if any, to vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek additional funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, the terms of our June 3, 2011 private placement transaction place restrictions on our ability to consummate any such additional financing without the consent of the investor.  There is no assurance that the investor would consent to such a transaction or if funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, under the terms of our June 3, 2011 private placement or otherwise, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

If we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce our operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

Non-Cash Expense Items

During the three and six months ended June 30, 2011, we continued to minimize cash usage and seek out additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. We also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three and six months ended June 30, 2011. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following table summarizes the non-cash expense items, total amount and percentage of our net loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
Cash and non-cash items in Net loss:	2011	%	2010	%	2011	%	2010	%
Cash	$(847,327)	5.9%	$(44,733)	17.4%	$(1,953,375)	12.2%	$(245,402)	51.6%
Non-cash	(13,577,935)	94.1%	(212,680)	82.6%	(14,087,144)	87.8%	(230,420)	48.4%
Net loss	$(14,425,262)	100.0%	$(257,413)	100.0%	$(16,040,519)	100.0%	$(475,822)	100.0%

Summary of non-cash items:	2011		2010		2011		2010
Derivative warrant valuation expense, net	$(12,839,860)		$-		$(12,839,860)		$-
Loss on extinguishment of 14% debenture	(571,122)		-		(571,122)		-
Accelerated amortization of debt discount from conversion of debenture	-		-		(325,399)		-
Warrants issued for services rendered by non-employees	(30,000)		-		(169,062)		-
Amortization of debt discount	(47,443)		-		(80,913)		-
Common shares issued for interest payable in lieu of cash	(73,442)		-		(73,442)		-
Depreciation and amortization	(16,068)		-		(27,346)		(3,923)
Common shares issued for services rendered by non-employees	-		(96,580)		-		(97,431)
Common shares issued in lieu of cash to employees	-		(116,100)		-		(129,066)
Total non-cash	$(13,577,935)		$(212,680)		$(14,087,144)		$(230,420)

Non-cash dilutive per share amount	$(0.33)		$(0.01)		$(0.35)		$(0.01)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, subject to the inherent limitations noted in this Part II, Item 4 as of June 30, 2011 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, our management has identified certain material weaknesses in our internal controls over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of June 30, 2011:

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

On June 23, 2011, the Company filed a complaint in the Superior Court of The State of California, County of Santa Clara against Evan Bines and Alpine Capital Partners, Inc., for (a) breach of oral Contract and (b) negligent misrepresentation from the breach of a contract to provide at least $2 million in financing for the Company conditional upon the Company completing a reverse merger with a public entity. The Company is asking the court in a jury trial for judgment against Evan Bines and Alpine Capital Partners, Inc. for (1) compensatory damages in an amount proven at trial, (2) the return of all unearned shares in the merged entity (now known as The PAWS Pet Company, Inc.) as compensation for the merger transaction, (3) consequential damages in an amount proven at trial, (4) interest commencing from the date of breach, (5) punitive and exemplary damage, (6) recoverable attorneys’ fees and (7) any other relief.

Except as noted above, there are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

As of August 11, 2011, there were no other claims, actions, pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 1A. Risks Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2011, we issued 197,484 shares of its common stock for services rendered by non-employees, 189,392 shares of its common stock in lieu interest payable in cash or stock, 1,300,000 shares of its common stock from the conversion of aggregate $525,000 principal amount of 8% convertible debentures and warrants valued at $169,061 for the aggregate purchase of 116,575 shares of common stock for services rendered by non-employees. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved)

Item 5. Other Information

On July 28, 2011, we issued 1,092,000 stock options under the Stock Incentive Plan.

Item 6. Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Articles of Amendment dated July 27, 2011 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2011)

10.1
Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, The PAWS Pet Company, Inc., a Florida corporation (“PAWS”), the stockholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3
Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Securities Purchase Agreement, dated as of June 3, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.6	Warrant to Purchase Common A Stock (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.8	Registration Rights Agreement dated June 3, 2011 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.10	Form of 14% Convertible Debenture (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 filed with the SEC

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

THE PAWS PET COMPANY, INC.

By:	/s/ Andrew Warner
Andrew Warner
Chief Financial Officer