Form 10-Q
period 2011-09-30
PAWS Pet Company, Inc.
filed 2011-11-14
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 1O-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☑ No ☐

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
Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as November 14, 2011 was 45,607,273 shares.

THE PAWS PET COMPANY, INC.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$23,805	$1,511,057
Receivable due from credit card clearing house	69,550	123,134
Prepaid expenses	11,239	119,354
Deferred financing fee	427,073	-
Total current assets	531,667	1,753,545

Property and equipment, at cost	256,199	168,546
Less: accumulated depreciation and amortization	(83,967)	(38,587)
Property and equipment, net	172,232	129,959

Security deposits and other	24,779	30,787
Total assets	$728,678	$1,914,291

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
14% debenture	$-	$250,000
Accounts payable	257,300	550,216
Accrued expenses	632,261	342,159
Unearned revenue	148,220	125,603
Warrant liability	6,143,013	-
Total current liabilities	7,180,794	1,267,978

Convertible debentures, net of debt discount of $567,310 and $695,807 at September 30, 2011 and December 31, 2010, respectively.	257,690	304,193

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	-	-
Common stock, no par value, 100,000,000 shares authorized, 45,607,273 and 34,314,615 issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	-	-
Additional paid-in capital	8,997,518	6,407,128
Accumulated deficit	(15,707,324)	(6,065,008)
Total stockholders' (deficit) equity	(6,709,806)	342,120

Total liabilities and stockholders' (deficit) equity	$728,678	$1,914,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue	$577,691	$356,057	$1,489,450	$872,594
Cost of revenue	363,940	590,871	1,530,393	1,164,477
Gross income (loss)	213,751	(234,814)	(40,943)	(291,883)

Operating expense:
Sales, general and administration	900,278	1,862,228	2,788,147	2,274,393

Loss from operations	(686,527)	(2,097,042)	(2,829,090)	(2,566,276)

Other income (expense):
Interest income	4	3	8	182
Interest expense	(82,122)	(73,707)	(569,099)	(80,474)
Loss on extinguishment of debt	-	-	(571,122)	-
Warrant liability valuation, net	7,166,847	-	(5,673,013)	-
Other income (expense), net	7,084,729	(73,704)	(6,813,226)	(80,292)

Income (loss) before income taxes	6,398,202	(2,170,746)	(9,642,316)	(2,646,568)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$6,398,202	$(2,170,746)	$(9,642,316)	$(2,646,568)

Net income (loss) per share, basic and diluted	$0.14	$(0.06)	$(0.23)	$(0.09)

Weighted average shares used in calculation of basic and diluted net income (loss) per share	44,750,634	34,244,506	41,864,799	30,843,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,642,316)	$(2,636,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,380	13,670
Equity based compensation	32,394	-
Warrant valuation, net	6,143,013	-
Loss on extinguishment of 14% debenture	571,122	-
Accelerated amortization of debt discount from conversion of debenture	325,399	-
Amortization of debt discount	145,731	55,121
Warrants issued in lieu of cash for services rendered by non-employees	169,062	-
Common shares issued in lieu of cash to Intellicell for license fee	82,500	-
Common shares issued in lieu of cash for services rendered by non-employees	413,073	885,000
Common shares issued in lieu of cash compensation to employees	-	376,497
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	53,584	-
Prepaid expenses	108,115	(27,315)
Deferred financing fee	(427,073)	-
Security deposits and other	6,008	(12,166)
Accounts payable	(292,916)	43,345
Accrued expenses	344,708	360
Unearned revenue	22,617	21,693
Net cash used in operating activities	(1,899,599)	(1,280,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,653)	(37,747)
Net cash used in investing activities	(87,653)	(37,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500,000	270,000
Proceeds from issuance of debt	-	1,250,000
Net cash provided by financing activities	500,000	1,520,000
Net change in cash and cash equivalents	(1,487,252)	201,836
Cash and cash equivalents at beginning of period	1,511,057	171,257
Cash and cash equivalents at end of period	$23,805	$373,093

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$800	$-
Interest expense	$-	$1,982
Non-cash transactions:
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$525,000	$-
Derivative warrant valuation APIC component	$470,000	$-
Issuance of 14% convertible debenture with warrants in exchange for 14% debenture	$350,000	$-
Derivative liability discount from issuance of 14% convertible debenture with warrants	$342,632	$-
Extinguishment of 14% debenture exchanged for 14% convertible debenture	$250,000	$-
Common shares issued in 2011 in lieu of cash for 2011 interest due	$88,615	$-
Common shares issued in 2011 for services rendered in 2010 by non-employees	$298,824	$-
Common shares issued in 2011 in lieu of cash for 2010 interest due	$157,062	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiary Pet Airways, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information. In the opinion of the Company’s management, the accompany condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2011 and 2010. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission. Financial results for the Company and airlines in general, can be seasonal in nature. In recent years, the Company’s revenues, as well as its overall financial performance, have been better in its second and third quarters than in its first and fourth quarters. Air travel is also significantly impacted by, but not limited to general economic conditions, the amount of disposable income available to consumers and unemployment levels. The results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs.  For the periods ended September 30, 2011 and December 31, 2010, the Company had $23,805 and $1,511,057, respectively, in cash and cash equivalents to use in executing its business plan.  For the nine months ended September 30, 2011, the Company generated $1,489,450 in revenues and recorded a net loss of $(9,642,316) including non-cash charges of $(5,673,012) in derivative warrant valuation expense from the issuance of a warrant and $(571,122) in loss on extinguishment of debt.  For the year ended December 31, 2010, the Company generated $1,348,491 in revenues and recorded a net loss of $(4,055,905). As a result of these and other factors, the Company’s independent registered accountants have included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2010 as to the substantial doubt about the Company’s ability to continue as a going concern.  As further described in Footnote 2 “Equity” to the unaudited condensed consolidated financial statements, on June 3, 2011 the Company issued 2,253,470 shares of common A stock (“common stock”) and a warrant to purchase 20,476,707 shares of common stock at a price of $1.02 per share to Socius CG II, Ltd. (“Socius”) for cash of $500,000 and secured an equity line of credit for up to $5 million subject to the Company meeting certain conditions.

The Company will require up to $3 million in additional working capital to continue its operations during the next 12 months and to support its long-term growth strategies, so as to enhance its service offerings and benefit from economies of scale. The Company’s working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets it serves. If the Company does not meet the conditions permitting drawdowns under its financing arrangement with Socius, the Company may be required to seek alternative funding through one or more sources and credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise any necessary additional financing when needed, the Company may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.

The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that the Company has limited financial resources. The Company may not be successful in addressing such risks and difficulties.

Business Overview

The Company through its wholly-owned subsidiary, Pet Airways, Inc. operates an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners can book their pets on flights online at the Company’s website or can book with its agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of the Company’s facilities located at the departure airport. The Company’s airport facilities are for the pets delivered for a flight and functions foremost as a staging, inspection, exchange and observation area for the Company’s staff and the pets under its care pending there flight departure or scheduled layover. The Company places the pet passengers into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Pet passengers fly in the main cabin of the specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The Company carries domesticated animals. The number of pets carried per flight can vary based on the size of pet, but generally the Company can carry around 40 pets per flight. Historically, the Company carries mainly dogs and cats. The Company can carry pets of all sizes from small dogs and cats weighing less than 15 lbs. to dogs that weigh 180 lbs. and have maximum height from the ground to shoulder of 34 inches. After drop off, pet owners can track flight progress through the Company’s website. Throughout the flight, the air quality and temperature of the aircraft are monitored ensuring that the pet passengers are safe and comfortable at all times. The Company has a pet attendant on each flight that is responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, pet passengers are unloaded from the plane directly into one of the Company’s airport facilities for pick up.

The Company does not own its own aircraft. The Company has a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska who has two Beechcraft 1900 aircraft configured to carry a maximum weight limit of approximately 5,400 lbs. of pets. The Company relies on Suburban Air to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. The Company does not have a written agreement with Suburban Air, however under the non-written agreement, provides the aircraft, pilot, ensures the aircraft complies with all appropriate FAA regulations and operates the flights according to the Company’s schedule. Suburban Air invoices the Company on a weekly basis for these services including the cost of the pilot, providing the aircraft, airport fees and fuel costs. The Company generally flies one aircraft on its coast-to-coast service.

As of September, 30, 2011, the Company served the following nine markets and airports in the United States and offers a scheduled coast-to-coast service.

	Market Served	Airport
●	Atlanta	DeKalb–Peachtree Airport, Atlanta, GA.
●	Baltimore	Baltimore/Washington International Airport, Baltimore, MD
●	Chicago	Midway Airport, Chicago, IL.
●	Denver	Rocky Mountain Metropolitan Airport, Broomfield, CO.
●	Fort Lauderdale	Hollywood International Airport, Fort Lauderdale, FL.
●	Los Angeles	Hawthorne Executive Airport, Hawthorne, CA.
●	New York	Republic Airport, Farmingdale, NY.
●	Omaha	Epply Airport, Omaha, NE.
●	Phoenix	Falcon Field Airport, Mesa, AZ.

With the exception of Omaha, the Company is either a tenant or a sub-tenant of the respective airport authority. At Omaha, the Company has access to office and hanger space at the Suburban Air facility as part of its non-written agreement with Suburban Air.  Suburban Air is responsible for all flight operations aspects at the airports including air traffic control and landing rights. Any fee associated with use of the airport landing strip and administration is paid by Suburban Air, who in turn invoices the Company.

In addition to Pet Airways operations, the Company evaluates additional pet related products and services that it could add to broaden its product offering. These may include the sale of non-transportation related pet products and services such as pet foods, pet supplements, pet toys, pet clothing and medical services for pets.  However, there can be no assurance that the Company will add any non-transportation related pet products or services to its business or that if it does, that it will be successful.

Organizational History

The Company was incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. In June 2010, the Company formed Pet Airways, Inc., a Florida corporation, (“Pet Airways, Inc. (Florida)”) by the conversion of successor entity Panther Air Cargo, LLC (“Panther Air”) a limited liability company. Effective the date of the conversion, Panther Air began operating as Pet Airways, Inc. (Florida).

On August 13, 2010, the Company completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (the “Acquisition”), whereby the Company acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of the Company’s common stock, which constituted approximately 73% of its issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

Panther Air Cargo, LLC was formed as a limited liability company in the State of Florida in February 2005. From 2005 through 2009, Panther Air Cargo d/b/a Pet Airways evaluated the market for pet air travel, including reservation systems and processes. It also considered whether it should own its own planes or contract with third parties. It also evaluated the optimal ways to configure the aircraft for safe pet travel and the initial markets to commence flight operations in. Pet Airways began flight operations in July 2009 and from the period July 2009 to March 2010 operated a weekly scheduled service. In March 2010 Pet Airways suspended flight operations to upgrade its on line reservation system and to raise additional capital. In June 2010, Pet Airways resumed flight operation after it implemented its new reservation system and raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants. Immediately prior to the Acquisition, Panther Air Cargo, LLC was converted to Pet Airways, Inc., a Florida corporation.

As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of the Company’s and the controlling stockholders of Pet Airways, Inc. (Florida) became the Company’s controlling stockholders. Also, upon completion of the Acquisition, the Company changed its name from American Antiquities, Inc.  to Pet Airways, Inc. and commenced trading under the symbol “PAWS” on the OTCQB.  The OTCQB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTCQB securities are quoted on OTC Markets Group's quotation and trading system. On July 27, 2011, the Company filed Articles of Amendment to amend its Articles of Incorporation to change its name to The PAWS Pet Company, Inc.

The share exchange transaction was treated as a reverse acquisition, with Pet Airways, Inc. (Florida) as the acquirer and The PAWS Pet Company, Inc. as the acquired party. Unless the context suggests otherwise, references in this report to business and financial information for periods prior to the consummation of the reverse acquisition, refer to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

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

Revenue Recognition

The Company recognizes revenue when the earning process is completed. In the Company’s business, the earning process is complete when the scheduled flight service, or a replacement flight service, purchased by the buyer has been delivered. Revenue from tickets sold prior to schedule flights is initially recorded as unearned revenue, net of any discounts, and is recognized as revenue in the period when the scheduled service has been provided or offered to the buyer as agreed. In the ordinary course of the Company’s business, a portion of the tickets sold are sometimes not used by the buyer on the agreed date of the flight. In such cases, for a nominal change fee, the Company will issue to holders of unused tickets a “voucher” which stated value can be applied toward the purchase of a flight for up to one year. Accordingly, the change fee is earned when the voucher is issued and the stated voucher value remains unearned until recorded as revenue upon the earlier of the vouchers expiration date or delivery of the flight service that it was applied to. Tickets purchased for scheduled flights that are cancelled by the Company may be refunded or applied towards another flight at the buyer's request. Refunds processed are removed from unearned revenue. Any inconvenience cost incurred by the Company for the benefit of the buyer is charged to cost of revenue when incurred. Cancelled scheduled flights requiring refunds or additional costs to accommodate the buyer’s revised travel plans have not been a significant issue since resumption of flights in June 2010. Unearned revenue consists of tickets and vouchers for future scheduled flights that have not been completed or provided as agreed.

Fees charged by the credit card processors for handling the ticket sales are recorded to cost of sales at the time the tickets are sold due to the relatively short period of time between the sale of a ticket and providing the scheduled transportation service.

Derivative Liabilities

The Company has utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type included Accounting Standards Codification (“ASC”) 470-20 "Debt with Conversion and Other Options".  Accordingly, the Company has used the Black-Scholes option-pricing model as its method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (BCF) and warrant equity component are recorded to additional paid in capital (“APIC”) with an offset discount to the principal value of the convertible debenture. The Company has used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. The Company records to interest expense the unamortized discount value associated with a debenture converted in a period.

The Company accounts for certain its Warrants (see Note 2, Equity, Socius CG II, Ltd. Financing) as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock.

Accruals for Contingent Liabilities

The Company makes estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual or during the periodic financial planning and analysis cycle. These contingencies may include, but are not limited, to accruals for reserves for costs and awards involving legal settlements, cost associated with planned changes in workforce or operating levels, costs associated with reduced flight services from Suburban Air, the building out of leased premises, vacating leased premises or abandoning leased equipment, and costs involved with the discontinuance of a segment of a business. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates using the facts available of the probability of the outcomes and range of cost, if measureable, of these occurrences and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate caused by a change in facts or material operating assumptions, compensating entries to earnings may be required.

Equity Based Compensation

The Company applies ASC 718-10 Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees in accounting for stock options issued to employees and non-employees, respectively. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options and warrant at the grant date using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by its equity price as well as assumptions regarding its expected equity price volatility over the term of the awards, the selection of a risk free interest rate, the ultimate disposition of the award and the impact of the award on earnings per share.  For example, in calculating the expected equity price volatility, the Company may consider using its  historical experience only, its experience plus that of a publicly trade index volatility experience, or a blended volatility experience for public peer companies.  The Company also evaluates carefully the expected life term of an award though the vesting of awards to date have been immediate.  Finally, the Company attempts to use a risk free rate that is widely quoted and pertinent across a broad range of transactions.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation.

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

Reservation System Development Costs

The Company accounts for reservation system (“website”) development costs in accordance with ASC 350-50 “Website Development Costs.”  All costs incurred in the planning stage are expensed as incurred.  Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria.  Costs incurred in the day to day operation of the website are expensed as incurred.

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

The Company utilizes the following hierarchy in fair value measurements:

●	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

●
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Income Taxes

The Company follows ASC 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements (ASU 2010-06).  ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.  The adoption of this standard did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASC Update No. 2010-29, Business Combination (ASU 2010-29).  ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29  also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 clarify the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. ASU 2010-29 also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (ASU 2011-04). ASU 2011-04 will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. Some of ASU 2011-04 clarifies the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is to be applied prospectively.  For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (ASU 2011-05).  ASU 2011-05 provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the principal of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively.  For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted, because compliance with ASU 2011-05 is already permitted. ASU 2011-05 does not require any transition disclosures. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A preferred stock. At November 8, 2011, no shares of Series A preferred stock were outstanding.

Socius CG II, Ltd. Financing

On June 3, 2011, the Company entered into a securities purchase agreement with Socius CG II, Ltd. (“Socius”), pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustment).  In addition, Socius agreed to purchase up to an additional $5 million in non-convertible Series A Preferred Stock (“Preferred Stock”) from the Company over the next two years, subject to the Company meeting certain conditions.

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

In connection with the securities purchase agreement, the Company agreed to issue on the 75 day anniversary of the initial purchase by Socius, 1,126,735 shares of common stock to Socius as consideration for executing the securities purchase agreement. The fair value of the consideration was $371,823 using the August 18, 2011 common stock closing price of $0.33 per share and was recorded as a deferred financing fee.

In addition, with the closing of the Socius financing, the Company approved the issuance of an aggregate of 1,800,000 shares of common stock as contingent consideration valued at $1,260,000 using the June 3, 2011 common stock closing price of $0.70 per share to two non-employee consultants. The share issuance was recorded as APIC and as financing cost charged to APIC.

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and to additional paid in capital of $470,000.  In connection with this transaction the Company recorded deferred financing fees of $843,957 at June 30, 2011. At September 30, 2011, the deferred financing fees were $427,073. The value of the derivative warrant liability is $6,143,013 and $13,309,860 at September 30, 2011 and June 30, 2011, respectively.

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

On August 18, 2011, the Company issued 1,126,735 shares of common stock as compensation to Socius for investment services related to the financing noted above and recorded a deferred financing fee of $371,823

On August 19, 2011, the Company issued 125,000 shares of common stock as compensation to Corporate Profile LLC for investor relations services and recorded an expense of $41,250.

On August 26, 2011, the Company issued 250,000 shares of common stock as compensation to Intellicell Bioscience, Inc. for license fees and recorded an expense of $82,500.

On September 30, 2011, the Company elected to issue 50,557 shares of common stock valued, using the closing stock price, at $15,179 in lieu of cash to satisfy the interest payable at October 1, 2011.

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

The aggregate intrinsic value of the warrants for purchase of common stock related to Socius, non-employees and the convertible debentures outstanding of 23,,168,232 and 1,700,000 shares is $0 and $850,000 at September 30, 2011 and December 31, 2010, respectively.

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the "Plan"). Under the Plan, at September 30, 2011 we had 4,000,000 shares approved and reserved and at December 31, 2010 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

On July 28, 2011, the Company granted 1,072,000 options to purchase shares of common stock to officers and employees with an exercise price of $0.17 at the date of grant. The options awarded vest from zero to three years.  Using the Black Scholes pricing option model and the estimated forfeiture rate, the expense of share based awards at the grant date is $182,240. The option award value will generally be expensed to operations over the option award’s vesting schedule.

At September 30, 2011, $ 32,394 has been charged to operations including $11,892 related to options that vest in approximately one year or less. At September 30, 2011, 2,978,000 shares are reserved for future issuance, the unamortized share based award expense is $ 149,848 and 50,000 shares have been exercised or forfeited.

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

On June 3, 2011, the Company extinguished the $250,000 principal amount 14% debenture in exchange for a $350,000 principal amount convertible debenture with a coupon interest rate of 14% per annum, a conversion price of $0.50 per share of common stock and a maturity date of August 14, 2013 (“14% convertible debenture”) and a warrant to purchase 875,000 shares of common stock at an exercise price of $0.50 per share with an expiration date of June 3, 2016. The extinguishment of the $250,000 principal amount 14% debenture resulted in a total loss on the extinguishment of debt of $571,122 including $10,128 of accrued interest payable.

The 14% convertible debenture and warrant described above are subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature and warrant component derivative was determined to be $342,632 and has been recorded as APIC and debt discount. Using the Black-Scholes option pricing model, a fair value of the detached warrant was determined to be $481,250 and has been recorded as APIC and element of the total loss on the extinguishment of debt.

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

At September 30, 2011, an aggregate of $475,000 and $350,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

At September 30, 2011 and December 31, 2010, the aggregate $825,000 and $1,000,000 convertible debentures if-converted shares of common stock issuable at conversion rates ranging from $0.40 to $0.50 per share resulted in 1,825,000 and 2,250,000 shares and have a fair market value of $547,500 and $3,375,000 using the common stock closing prices of $0.30 and $1.50 per share.

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

For the three and nine month period ended September 30, 2011, the Company amortized to interest expense using the effective interest method $64,817 and $145,730, respectively, of the debt discount related to the convertible debentures.

At September 30, 2011 and December 31, 2010, the aggregate unamortized debt discount was $567,310 and $695,807, respectively. The unamortized debt discount at September 30, 2011 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures. The total effective interest rate on the liability component was 14 percent for the period ended September 30, 2011.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	Septernber 30, 2011	December 31, 2010
Principal amount 8% convertible debenture	$475,000	$1,000,000
Principal amount 14% convertible debenture	$350,000
Unamortized debt discount	(567,310)	(695,807)
Net carrying amount	$257,690	$304,193

Equity component (recognized in Additional paid-in capital)	$790,131	$790,131

4.  Commitments and Contingencies

The Company leases space for certain of its offices and airport facilities under leases expiring from one month to three years after September 30, 2011. Rent expense was $321,010 and $163,099 for the nine months ended September 30, 2011 and 2010, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five periods ending September 30, 2011 through 2015 are $274,248, $208,659, $90,049, $14,380, respectively, and zero in later years.

The Company, from time to time, is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

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

Except as noted above, there are no other proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011		2010*	2011	2010*
	(Unaudited)			(Unaudited)
Numerator:
Net income (loss), basic	$6,398,202		$(2,170,746)	$(9,642,316)	$(2,646,568)
Effect of interest expense and discount amortization	-	(1)	-	$- (1)	$-
Net income (loss), dilutive	6,398,202		(2,170,746)	(9,642,316)	(2,646,568)
Denominator:
Weighted shares outstanding, basic	44,750,634		34,244,506	41,864,799	30,843,566
Effect of dilutive securities:
Convertible debentures and warrants	-	(1)	-	- (1)	-
Weighted shares outstanding, dilutive	44,750,634		34,244,506	41,864,799	30,843,566

Net income (loss) per share, basic	$0.14		$(0.06)	$(0.23)	$(0.09)
Net income (loss) per share, dilutive	$0.14		$(0.06)	$(0.23)	$(0.09)

(1)   The three and nine month period ended September 30, 2011, weighted shares outstanding excludes 23,168,282 shares issuable upon exercise of warrants and 2,600,000 shares issuable for the conversion of debt due to a loss from continuing operation.

* For comparability during this reportable period, the shares in the denominator for the three and nine month periods ended September 30, 2010 are present on a post-acqusition and post-share exchanged pro-forma basis.

6.  Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from the Company’s expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; the Company’s ability to execute its business plan; its ability to control costs; its ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption "Risk Factors" in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2011 and other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. The Company  assumes no duty to update or revise its forward-looking statements based on changes in its expectations or events after the date hereof.

Business Summary

The Company, through its wholly-owned subsidiary, Pet Airways, Inc. operates an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners can book their pets on flights online at the Company’s website or can book with its agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of the Company’s airport facilities located at the departure airport. The Company’s airport facilities are for the pets delivered for a flight and functions foremost as a staging, inspection, exchange and observation area for the Company’s staff and the pets under its care pending there flight departure or scheduled layover. The Company places the pet passengers into a pet-friendly carrier and then boards the carrier into the main cabin of the aircraft. Pet passengers fly in the main cabin of the specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The Company carries domesticated animals. The number of pets carried per flight can vary based on the size of pet, but generally the Company can carry around 40 pets per flight. Historically, the Company carries mainly dogs and cats. The Company can carry pets of all sizes from small dogs and cats weighing less than 15 lbs. to dogs that weigh 180 lbs. and have maximum height from the ground to shoulder of 34 inches. After drop off, pet owners can track flight progress through the Company’s website. Throughout the flight, the air quality and temperature of the aircraft are monitored ensuring that the pet passengers are safe and comfortable at all times. The Company has a pet attendant on each flight that is responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, pet passengers are unloaded from the plane directly into one of the Company’s airport facilities for pick up.

The Company does not own its own aircraft. The Company has a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska who has two Beechcraft 1900 aircraft configured to carry a maximum weight limit of approximately 5,400 lbs. of pets. The Company relies on Suburban Air to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. The Company does not have a written agreement with Suburban Air however under the non-written agreement, provides the aircraft, pilot, ensures the aircraft complies with all appropriate FAA regulations and operates the flights according to the Company’s schedule. The Company flies one aircraft on its coast-to-coast service.

As of September 30, 2011, the Company served the following nine markets and airports in the United States and offered  scheduled coast-to-coast service.

	Market Served	Airport
•	Atlanta	DeKalb–Peachtree Airport, Atlanta, GA.
•	Baltimore	Baltimore/Washington International Airport, Baltimore, MD
•	Chicago	Midway Airport, Chicago, IL.
•	Denver	Rocky Mountain Metropolitan Airport, Broomfield, CO.
•	Fort Lauderdale	Hollywood International Airport, Fort Lauderdale, FL.
•	Los Angeles	Hawthorne Executive Airport, Hawthorne, CA.
•	New York	Republic Airport, Farmingdale, NY.
•	Omaha	Epply Airport, Omaha, NE.
•	Phoenix	Falcon Field Airport, Mesa, AZ.

With the exception of Omaha, we are either a tenant or a sub-tenant of the respective airport authority.

In addition to Pet Airways operations, the Company evaluates additional pet related products and services that it could add to broaden its product offering. These may include the sale of non-transportation related pet products and services such as pet foods, pet supplements, pet toys, pet clothing and medical services for pets.  However, there can be no assurance that the Company will add non-transportation related pet products and services to its business or that if it does, that it will be successful.

Outlook

The Company believes that the market for its pet transportation service is large and continues to grow. The cost of aircraft operation, including pilot use and jet fuel, and the cost of lounge space, along with certain external conditions such as weather and government regulations, are all conditions which may affect the Company’s ability to execute its business plan. The Company believes that it is currently the only airline specifically designed for the comfortable, efficient transportation of pets and, as such, it does not believe that it faces any direct competition from other pet-only airlines. The Company does, however, face competition from other transportation providers and pet care services, including traditional commercial airlines, ground transportation services, pet concierge services, boarding facilities, and pet sitters. Some of these competitors have substantially greater market share and financial resources than the Company. The Company has found that certain potential customers view the small size and limited financial resources of the Company as a negative even if they prefer the Company’s services to those of its larger competitors. Based on the Company’s current revenues and the size of the pet transportation market, the Company believes that it has a market share of less than 1 percent.

The Company’s primary strategic objective is to strengthen its position in the market for pet travel and generate a substantial increase in revenue over the next 12 months. The Company plans to achieve this objective by continuing to enhance the value of its brand, increasing the number of cities that it services and the number of aircraft that it operates, and developing new services in its airport facilities. The Company believes that its near-term success will depend particularly on its ability to increase customer adoption of its pet transportation services. Since the Company has limited capital resources, it will need to closely manage its expenses and conserve its cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. The Company believes that key risks include overall economic conditions and the overall level of travel spending, economic and business conditions within its target customer sector, its ability to expand its services, both to additional cities and within the cities it already services, competitive factors in its industry, and its ability to raise the capital necessary to grow its business. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that it operates in a niche market, that it has limited financial resources, and continues to face an uncertain economic environment. Accordingly, the Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the interim financial statements, the Company utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to other companies in its industry. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to its business.

There have been no material changes during the nine months ended September 30, 2011 to the items that the Company disclosed as its critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following tables set forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

Comparison of the three months ended September 30, 2011 and 2010, respectively.

	Three months ended September 30,				2011 over 2010
	2011		2010		$	%
Revenue	$577,691	100%	$356,057	100%	$221,634	62%
Cost of revenue	363,940	63%	590,871	166%	(226,931)	-38%
Gross income (loss)	213,751	37%	(234,814)	-66%	448,565	-191%

Operating expenses:
Sales, general and administration	900,278	156%	1,862,228	*	(961,950)	-52%

Loss from operations	(686,527)	-119%	(2,097,042)	*	1,410,515	-67%

Other income (expense):
Interest income	4	0%	3	0%	1	18%
Interest expense	(82,122)	-14%	(73,707)	-12%	(8,415)	11%
Loss on extingishment of debunture	-	0%	-	*	-	*
Derivative warrant valuation expense, net	7,166,847	*	-	*	7,166,847	*
Other income (expense), net	7,084,729	1226%	(73,704)	-21%	7,158,433	*

Income (loss) before income taxes	6,398,202	1108%	(2,170,746)	-610%	8,568,948	-395%
(Provision) benefit for income taxes	-	*	-	*	-	*

Net income (loss)	$6,398,202	1108%	$(2,170,746)	-610%	$8,568,948	-395%

Net income (loss) per share, basic	$0.14		$(0.06)
Net income (loss) per share, diluted	$0.14		$(0.06)

Weighted average shares used in calculation of basic net income (loss) per share	44,750,634		34,244,506
Weighted average shares used in calculation of diluted net income (loss) per share	44,750,634		34,244,506

Revenue

Revenue increased $221,634 or 62%, to $577,691 for the three months ended September 30, 2011 compared to $356,057 for the three months ended September 30, 2010. The increase is due to higher average ticket prices, more ticket sales and an increase in the number of pets flown per flight.

Cost of Revenue

Cost of revenue decreased $(226,931), or 38%, to $363,940 for the three months ended September 30, 2011 compared to $590,871 for the three months ended September 30, 2010. The decrease in cost of revenue is primarily the result of flying fewer scheduled flights in the 2011 period compared to the 2010 period.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2011 was $213,751, against a gross loss of $(234,814) over the same period in 2010.  The gross profit resulted from an increase in the number of pets flown per flight and higher average ticket prices. The Company also flew fewer flights in the three months ended September 30, 2011 resulting in a lower cost of revenue.

Operating Expenses

Operating expenses decreased $ 961,950 or 52% %, to $ 900,278 for the three months ended September 30, 2011 compared to $1,862,228 for the three months ended September 30, 2010. The operating expense decrease is primarily due to lower stock compensation expenses to a non-employee.

Other Income (Expense)

Other income (expense), net increased by $7,158,433  to $7,084,729 for the three months ended September 30, 2011 due mainly due to derivative warrant valuation income of $7,166,847.

(Provision) Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax asset as net operating losses are anticipated for the year ended December 31, 2011.

Net Loss

Net income for the three months ended September 30, 2011 was $6,398,202 or $8,568,948 higher than the net loss of $(2,170,746) for the three months ended September 30, 2010. The decrease in net loss is primarily due to a derivate warrant valuation adjustment of $7,166,847, lower stock compensation expenses to a non –employee of $843,750 and an improvement in gross margin of $448,565.

Comparison of the nine months ended September 30, 2011 and 2010, respectively.

	Nine months ended September 30,				2011 over 2010
	2011		2010		$	%
Revenue	$1,489,450	100%	$872,594	100%	$616,856	71%
Cost of revenue	1,530,393	103%	1,164,477	133%	365,916	31%
Gross income (loss)	(40,943)	-3%	(291,883)	-33%	250,940	-86%

Operating expenses:
Sales, general and administration	2,788,149	187%	2,274,393	261%	513,756	23%

Loss from operations	(2,829,092)	-190%	(2,566,276)	-294%	(262,816)	10%

Other income (expense):
Interest income	8	0%	182	0%	(174)	-96%
Interest expense	(569,099)	-38%	(80,474)	-7%	(488,625)	*
Loss on extingishment of debunture	(571,122)	*	-	*	(571,122)	*
Derivative warrant valuation expense, net	(5,673,013)	*	-	*	(5,673,013)	*
Other income (expense), net	(6,813,227)	-457%	(80,292)	-9%	(6,732,935)	*

Income (loss) before income taxes	(9,642,319)	-647%	(2,646,568)	-303%	(6,995,751)	264%
(Provision) benefit for income taxes	-	*	-	*	-	*

Net income (loss)	$(9,642,319)	-647%	$(2,646,568)	-303%	$(6,995,751)	264%

Net income (loss) per share, basic	$(0.23)		$(0.09)
Net income (loss) per share, diluted	$(0.23)		$(0.09)

Weighted average shares used in calculation of basic net income (loss) per share	41,864,799		30,843,566
Weighted average shares used in calculation of diluted net income (loss) per share	41,864,799		30,843,566

 *  Not meaningful.

Revenue

Revenue increased $616,856 or 71%, to $1,489,450 for the nine months ended September 30, 2011 compared to $872,954 for the nine months ended September 30, 2010. The increase is due primarily to increased ticket sales and a higher number of pets flown per flight.

Cost of Revenue

Cost of revenue increased $365,916, or 31%, to $1,530,393 for the nine months ended September 30, 2011 compared to $1,164,477 for the nine months ended September 30, 2010. This increase is primarily due to more flights being flown in the nine months ended September 30, 2011.

Gross Loss

Gross loss for the nine months ended September 30, 2011 was $(40,943) compared to a loss of $(291,883) from the same period in 2010.  The gross loss decrease is due to higher flight occupancy in the 2011 period compared the 2010 period.

Operating Expenses

Operating expenses increased $513,756 or 23%, to $2,788,149 for the nine months ended September 30, 2011 compared to $2,274,393 for the nine months ended September 30, 2010. This increase is primarily due to higher compensation costs from increased staffing levels to support operations, occupancy costs, public company reporting and, to a lesser extent, aggregate spending associated with marketing activities, travel and information systems support. In March 2010, flight operations were suspended until early June 2010 pending the receipt of financing. During this period, operating expenses were curtailed by reductions in staffing, compensation and related expenses and restriction on spending for all but essential discretionary items.

Other Income (Expense)

Other income (expense), net increased by $(6,732,934) to $(6,813,226) for the nine months ended September 30, 2011 due to derivative warrant valuation expenses of $(5,673,102), $(571,122) on the loss on the extinguishment of the $250,000 debenture, debt discount amortization of $(155,439) and accelerated amortization of $(325,399) debt discount to interest expense resulting from the conversion of aggregate $525,000 principal amount convertible debentures and interest payable on the outstanding convertible debentures settled in shares of common stock in lieu of cash.

(Provision) Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax asset as net operating losses are anticipated for the year ended December 31, 2011.

Net Loss

Net loss for the nine months ended September 30, 2011 was $(9,642,316) or $(6,995,748) higher than the net loss of $(2,646,568) for the nine months ended September 30, 2010. The increase in net loss is primarily due to higher gross loss, operating expenses, derivative warrant valuation expense of $(5,673,012), the $(571,122) loss on the extinguishment of the $250,000 debenture in the period, the amortization and accelerated amortization of $(471,129) of debt discount to interest expense and interest payable on the outstanding convertible debentures settled in shares of common stock in lieu of cash.

Liquidity and Capital Resources

At September 30, 2011, the Company had $23,805 in cash and cash equivalents as compared to $1,511,057 in cash and cash equivalents at December 31, 2010.

Net cash used in operating activities was $1,899,599 and $1,280,417 for the nine months ended September 30, 2011 and 2010, respectively. The cash use for the 2011 period is due primarily to net loss resulting from flight operations for the 2011 period and the reduction of payable balances offset by the non-cash charges from the derivative valuation expense, loss on the extinguishment of the $250,000 debentures, amortization and write off of the derivative liability debt discount and settlement of liabilities with equity to non-employees.

Net cash used in investing activities was $87,653 and $37,747 during the nine months ended September 30, 2011 and 2010, respectively. The cash used for the 2011 period is due primarily to upgrades to the reservation system enhancements and additions to office and pet lounge furnishings and the build out for the San Jose administrative offices and pet airport facilities, respectively.

Net cash provided by financing activities was $500,000 and $1,520,000 during the nine months ended September 30, 2011 and 2010, respectively. The cash provided for the 2011 period is due to proceeds of the issuance of 2,253,470 shares of common stock for $500,000 from the Socius CG II, Ltd. financing (See Socius CG II, Ltd. Agreement below).

The Company did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at September 30, 2011.

Socius CG II, Ltd. Agreement

The Company entered into a securities purchase agreement with Socius CG II, Ltd. (“Socius”) on June 3, 2011, pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustment).  In addition, Socius agreed to purchase up to an additional $5 million in non-convertible Series A Preferred Stock (“Preferred Stock”) from us over the next two years, subject to the Company meeting certain conditions.

In connection with the above transaction, the Company recorded a net charge to operations of $5,673,103, which represents $14,333,695, the value of the warrants on June 3, 2011, less a charge of $470,000 to additional paid in capital, and an adjustment of $8,190,682 to reflect the value of the derivative warrant liability on September 30, 2011.

Equity, Convertible Debentures and Warrant Transactions

The Company has utilized equity, convertible debentures, and warrants to settle certain liabilities and secure services to conserve cash, fund operations and for financing.

For the nine months ended September 30, 2011, the Company issued 2,253,470 shares of common stock to Socius for $500,000 in cash and a $5 million equity line of credit, 1,800,000 shares of common stock to two firms in settlement of $1,260,000 financing consulting fees, 1,300,000 shares of common stock pursuant to the conversion of aggregate $525,000 principal amount of convertible debentures, 197,484 shares of common stock in settlement of $298,824 in service cost provided by non-employees, and 189,392 shares of common stock in lieu of cash for interest of $230,505 for convertible debentures.

In connection with the June 2011 private placement, the Company issued a warrant to purchase 20,476,707 shares of common stock at an initial exercise price of $1. 02. The warrant was valued using the Black Scholes option pricing model at $0.70 and $0.65 per share at June 3, 2011 and June 30, 2011 respectively. The Company recorded a net charge to operations of $5,673,053 and a charge to additional paid in capital of $470,000.  The value of the derivative warrant liability is $6,143,013 at September 30, 2011. In connection with this transaction the Company recorded deferred financing fees of $427,073.

On June 3, 2011, the Company issued a $350,000 principal amount convertible debenture with a warrant in exchange for a $250,000 debenture. As a result the convertible debenture beneficial conversion feature and warrant fair value of $342,632 and $481,259 were charged to derivative liability debt discount and loss on extinguishment of debt, respectively.

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

On June 3, 2011, the Company recorded $83,786 to APIC for legal, accounting and printing expenses related to the Socius agreement and stock registration statement filing with the SEC.

On June 30, 2011, the Company elected to issue 43,800 shares of common stock valued, using the closing stock price, at $28,469 in lieu of cash to satisfy the interest payable at July 1, 2011.

On August 18, 2011, the Company issued 1,126,735 shares of common stock as compensation to Socius for investment services related to the financing noted above and recorded a deferred financing fee of $371,823

On August 19, 2011, the Company issued 125,000 shares of common stock as compensation to Corporate Profile LLC for investor relations services and recorded an expense of $41,250.

On August 26, 2011, the Company issued 250,000 shares of common stock as compensation to Intellicell Bioscience, Inc. for license fees and recorded an expense of $82,500.

On September 30, 2011, the Company elected to issue 50,557 shares of common stock valued, using the closing stock price, at $15,179 in lieu of cash to satisfy the interest payable at October 1, 2011.

The aggregate intrinsic value of the options, warrants for purchase of common stock related to Socius, non-employees and the convertible debentures outstanding of 26,860,282 and 1,700,000 shares is $-0 and $850,000 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, the aggregate $825,000 and $1,000,000 principal amount convertible debentures outstanding are convertible into 1,650,000 and 2,250,000 shares of common stock, respectively.

Financings

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution. The Company will need to complete additional financing transactions in order to continue operations beyond the next twelve months. The Company will need approximately $3 million over the next 12 months to execute its business plan. As of October 31, 2011, the Company had approximately $40,000 in cash on hand. The Company estimates that it will be able to satisfy its cash requirements for approximately 1-2 months based upon an expected net burn rate that is projected cash inflows less projected cash outflows of approximately $25,000-$35,000 per month absent additional financing. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may have to significantly curtail or suspend its operations.

On June 3, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (“Socius”), pursuant to which the Company secured $500,000 of immediate funding through the issuance and sale to Socius of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) the Company also issued to Socius a warrant to purchase 20,476,707 shares of common stock, and (ii) Socius agreed to purchase from the Company up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of the Company’s newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”).  The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein.  In connection with the Purchase Agreement, the Company also agreed to issue an additional 1,126,735 shares of common stock to Socius on the 75 day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares shall not be issued to Socius and shall be held in abeyance (and selling security holder shall not have the right to, or be deemed to have, beneficial ownership of such Commitment Shares) to the extent that such issuance would result in Socius and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock.  The warrant also does not permit issuance of common stock thereunder to the extent that such issuance would result in selling security holder and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock.  All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

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

On June 3, 2011, in connection with the private placement transaction, the Company issued to Socius a five-year warrant to purchase 20,476,707 shares of Common Stock at an initial exercise price of $1.02 per share (the “Original Exercise Price”). The warrant is also exercisable on a cashless basis or through the issuance by the holder of a secured promissory note. Any secured promissory note issued in connection with an exercise of the warrant shall bear interest at 2% per year calculated on a simple interest basis. The entire principal balance and interest thereon shall be due and payable on the fourth anniversary of the date of the secured promissory note. Any such secured promissory note shall be secured by the borrower’s right, title and interest in certain securities held in the portfolio of the borrower with a fair market value equal to the principal amount of the secured promissory note. Additionally, any portion of the warrant may also be exchanged for shares of common stock based on a Black-Scholes calculation as more fully set forth in the warrant. The warrant contains certain provisions that protect against dilution in certain events such as stock dividends, stock splits and other similar events. In addition, the warrant has price-based anti-dilution protection in the event the Company issues securities at a value less than the Original Exercise Price, meaning the exercise price of the warrant would be adjusted down to the lowest applicable issuance price following the issuance of the warrant to prevent dilution to the holder.  Pursuant to the warrant, any such anti-dilution adjustments shall be made on a pro-rata basis until such time as the Company has made dilutive issuances which exceed $5.0 million. The warrant shall not be exercisable or exchangeable by the holder (or any future holder) to the extent the holder (or such future holder) or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock as a result of such exercise or exchange.

The Company will not receive any proceeds from the sales of common stock by Socius. However, the Company will receive the exercise price, if the cashless exercise feature, the full-recourse note exercise feature or the exchange feature is not used, upon exercise of the warrants by Socius. If the cashless exercise feature or the full recourse note feature is used or if the warrant is exchanged, in whole or in part, for shares of common stock, the Company will not receive any cash proceeds. The maximum amount of proceeds that we may receive from the exercise of the warrant is $20,886,241. There is no guarantee, however, that Socius will exercise for cash. The Company will require approximately $3,000,000 of additional working capital to continue its operations during the next 12 months and to support its long-term growth strategy, so as to enhance its service offerings and benefit from economies of scale. The Company expects its working capital requirements and the cash flow provided by future operating activities, if any, to vary greatly from quarter to quarter, depending on the volume of business and competition in the markets it serves. The Company may seek additional funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, the terms of the Company’s June 3, 2011 private placement transaction place restrictions on its ability to consummate any such additional financing without the consent of the investor.  There is no assurance that Socius would consent to such a transaction or if funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise any necessary additional financing when needed, under the terms of the June 3, 2011 private placement or otherwise, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of its common stock, thereby diluting the value of its common stock.

If the Company is unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, the Company’s business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce its operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

Non-Cash Expense Items

During the three and nine months ended September 30, 2011, the Company continued to minimize cash usage and seek out additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three and nine months ended September 30, 2011.  Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following table summarizes the non-cash expense items, total amount and percentage of the Company’s net loss for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,				Nine months ended September 30,
	2011	%	2010	%	2011	%	2010	%
Cash and non-cash items in Net income (loss):
Cash	$(514,471)	-8.0%	$(969,524)	44.7%	$(2,467,850)	25.6%	$(1,214,926)	45.9%
Non-cash	6,912,673	108.0%	(1,201,222)	55.3%	(7,174,466)	74.4%	(1,431,642)	54.1%
Net income (loss)	$6,398,202	100.0%	$(2,170,746)	100.0%	$(9,642,316)	100.0%	$(2,646,568)	100.0%

	2011	2010	2011	2010
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$7,166,847	$-	$(5,673,013)	$-
Loss on extinguishment of 14% debenture	-	-	(571,122)	-
Accelerated amortization of debt discount from conversion of debenture	-	-	(325,399)	-
Warrants issued for services rendered by non-employees	-	(885,000)	(169,062)	(885,000)
Amortization of debt discount	(64,817)	(55,121)	(145,731)	(55,121)
Common shares issued for interest payable in lieu of cash	(15,179)	-	(88,615)	-
Equity based compensation	(32,394)		(32,394)
Depreciation and amortization	(18,034)	(13,670)	(45,480)	(17,593)
Common shares issued in lieu of cash for license fee	(82,500)		(82,500)
Common shares issued for services rendered by non-employees	(41,250)	-	(41,250)	(97,431)
Common shares issued in lieu of cash to employees		(247,431)	-	(376,497)
Total non-cash	$6,912,673	$(1,201,222)	$(7,174,466)	$(1,431,642)

Non-cash dilutive per share amount	$0.15	$(0.04)	$(0.17)	$(0.05)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, subject to the inherent limitations noted in this Part II, Item 4 as of September 30, 2011 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, our management has identified certain material weaknesses in our internal controls over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of September 30, 2011:

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended September 30, 2011  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

On June 23, 2011, the Company filed a complaint in the Superior Court of The State of California, County of Santa Clara against Evan Bines and Alpine Capital Partners, Inc., for (a) breach of an oral contract and (b) negligent misrepresentation from the breach of a contract to provide at least $2 million in financing for the Company conditional upon the Company completing a reverse merger with a public entity. The Company is asking the court in a jury trial for judgment against Evan Bines and Alpine Capital Partners, Inc. for (1) compensatory damages in an amount proven at trial, (2) the return of all unearned shares in the merged entity (now known as The PAWS Pet Company, Inc.) as compensation for the merger transaction, (3) consequential damages in an amount proven at trial, (4) interest commencing from the date of breach, (5) punitive and exemplary damage, (6) recoverable attorneys’ fees and (7) any other relief.

Except as noted above, there are no other proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

As of September 30, 2011, there were no other claims, actions, pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Item 1A. Risks Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, the Company issued 572,484 shares of its common stock for services rendered by non-employees, 240,509 shares of common stock in lieu interest payable in cash or stock, 1,300,000 shares of common stock from the conversion of aggregate $525,000 principal amount of 8% convertible debentures and warrants valued at $169,062 for the aggregate purchase of 116,575 shares of common stock for services rendered by non-employees. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed & Reserved]

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on August 4, 2011)

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

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Securities Purchase Agreement, dated as of June 3, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.6	Warrant to Purchase Common A Stock (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.8	Registration Rights Agreement dated June 3, 2011 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.10	Form of 14% Convertible Debenture (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 filed with the SEC)

10.11	Laboratory Services License Agreement dated August 26, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 1, 2011)

16.1
Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS**	XBRL INSTANCE DOCUMENT
EX-101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	filed herewith
**	furnished and not filed herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November  14, 2011

THE PAWS PET COMPANY, INC.

By:	/s/Andrew C. Warner
Andrew C. Warner
Chief Financial Officer