Form 10-K
period 2011-12-31
PAWS Pet Company, Inc.
filed 2012-03-30
CIK 1346973

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-333-130446

THE PAWS PET COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Illinois	20-3191557
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

777 E. Atlantic Avenue, #C2-264, Delray Beach,

FL, 33483

(Address of principal executive offices and zip code)

(408) 248 6000

 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.

[  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated Filer    [  ] Accelerated filer   [  ] Non-accelerated filer   [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported on the OTC QB of the OTC Markets Group's quotation and trading system was $11,188,103. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 29, 2012 was 53,595,238 shares.

THE PAWS PET COMPANY, INC.

FORM 10-K INDEX

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 9 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations” beginning on page 18 of this report.

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

The terms the “Company,” “management,” “we,” “us,”and “our” in this Annual Report refer collectively to The PAWS Pet Company Inc. and its subsidiary Pet Airways, Inc.

Business Summary

The PAWS Pet Company, Inc., through its wholly-owned subsidiary, Pet Airways, Inc., a Florida corporation(“Pet Airways”) operates an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of our airport facilities located at the departure airport. We place the pet passengers into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Our pet passengers fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The approximate cost to configure an aircraft to carry pets is $500, which cost is covered by us. After drop off, pet owners can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft to ensure that our pet passengers are safe and comfortable at all times. We have a pet attendant on each flight that is responsible for monitoring our pet passengers during the flight. Upon arrival at the destination airport, we unload our pet passengers from the plane directly into one of our airport facilities for pick up.

As of December 31, 2011, we served nine markets in the United States and offer scheduled coast-to-coast service.

Organizational History

We were incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. (“AAI”). Historically, we purchased antiques and collectible items for resale, accepted items on consignment, and sold items through various auctions and third party internet websites.

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, which was a successor entity to Panther Air Cargo, LLC (the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways in exchange for 25,000,000 shares of our common stock, which constituted approximately 73% of our issued and outstanding capital stock immediately after the consummation of the Acquisition.

Panther Air Cargo, LLC was formed as a limited liability company in the State of Florida in February 2005. From 2005 through 2009, Panther Air Cargo d/b/a Pet Airways evaluated the market for pet air travel, including reservation systems and processes. It also considered whether it should own its own planes or contract with third parties. It also evaluated the optimal ways to configure the aircraft for safe pet travel and the initial markets to commence flight operations in. Pet Airways began to operate weekly flight operations in July 2009 until March 2010. In March 2010 Pet Airways suspended flight operations to upgrade its online reservation system and to raise additional capital. In June 2010 Pet Airways resumed flight operation after it implemented the new reservation system and raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants. Immediately prior to the Acquisition, Panther Air Cargo, LLC was converted to Pet Airways.

As a result of the Acquisition, Pet Airways became a wholly-owned subsidiary of ours and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders. Also, upon completion of the Acquisition, we changed our name from American Antiquities, Inc. to Pet Airways, Inc. and commenced trading under the symbol “PAWS” on the OTC QB. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTC QB securities are quoted on OTC Markets Group's quotation and trading system. On July 27, 2011, we filed Articles of Amendment to amend our Articles of Incorporation to change our name to The PAWS Pet Company, Inc.

The share exchange transaction was treated as a reverse acquisition, with Pet Airways, Inc. (Florida) as the acquirer and The PAWS Pet Company, Inc. as the acquired entity. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

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

Description of Market

We believe that pet owners who want to travel with their pets are faced with limited, and sometimes dangerous, transportation choices. Pets too big to fit under the seat are relegated to traveling in the airplane’s cargo hold. Our pet passengers fly in the specially equipped main cabin of our aircraft, which is climate-controlled, and supplied with an ample amount of fresh circulating air. Also, the pet attendant constantly monitors our pet passengers for the duration of each flight. We offer dedicated routes within the United States with airport facilities that are located away from the main passenger terminals of the aircraft. Our airport facilities tend to be located either in or close to the cargo terminals of the airport.

The number of pets we can carry per flight can vary based on the size of pet, but generally we can carry around 40 pets per flight. We carry mainly dogs and cats. We can carry pets of all sizes from small dogs and cats weighing less than 15 lbs. to dogs that weigh 180 lbs. and have maximum height from the ground to shoulder of 34 inches.

We do not own our aircraft. We have a relationship with Suburban Air Freight, Inc. (“Suburban Air”), which is based in Omaha, Nebraska and has two aircraft that are configured to carry our pets. The approximate cost to configure an aircraft to carry pets is $500, which is a one-time cost is covered by us. We fly one aircraft on our coast-to-coast service. We rely on Suburban Air to provide the aircraft, pilot and to ensure that the aircraft complies with all appropriate FAA regulations. We do not have a written agreement with Suburban Air; however under the non-written agreement, Suburban Air provides the aircraft, pilot, ensures the aircraft complies with all appropriate FAA regulations and operates the flights according to our schedule. Suburban invoices us for these services including the cost of the pilot, providing the aircraft, airport fees and fuel costs. Invoices from Suburban are in the range of $36,000 to $40,000 on the Los Angeles to New York to Los Angeles route, and $53,000 to $63,000 for the Los Angeles to Fort Lauderdale to Los Angeles route.

As of December 31, 2011, we served the following nine markets and airports in the United States and offered scheduled coast-to-coast service.

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

With the exception of Omaha, we are either a tenant or a sub-tenant of the respective airport authority. At Omaha, we have access to office and hanger space at the Suburban Air facility as part of our agreement with Suburban Air. Suburban Air is responsible for all flight operations aspects at the airports, including air traffic control and landing rights. Any fees associates with landing are paid by Suburban Air, which in turn invoices us. In November 2011 we temporarily changed our flight route to exclude Omaha as this was our least popular destination. In December 2011 we added Omaha back to our scheduled service as the aircraft is based there and there is no significant additional cost associated with serving this market.

We believe most pet owners will be willing to drive up to two hours to use our services. Therefore, our long-term goal is to have a network of airport facilities within a 2 hour driving radius of major metropolitan populations. Our ability to meet this goal is dependent on access to additional capital.

In addition to our regular operations, we evaluate additional pet related products and services that we could add to broaden our product offering. These may include the sale of non-transportation related pet products and services such as pet foods, pet supplements, pet toys, pet clothing and medical services for pets. However, there can be no assurance that we will add non-transportation related pet products and services to our business or that if we do, we will be successful.

We look for products and services that we believe would appeal to both pet owners and veterinarians. In particular we look for products and services that have a large potential market that we believe we can enter by leveraging our database of pet owners and veterinarians that we have built up over the past four years.

In August, 2011, we announced that Dyson is the exclusive provider of vacuum cleaners at our pet facilities.

In August 2011 we announced an exclusive license agreement with Intellicell BioSciences, Inc. under which we can exclusively market and sell IntelliCell’s stromal vascular fraction (SVF) solution in the veterinary market. SVF is a regenerative treatment for a number of conditions including osteoarthritis, tendon repair, ligament injuries and other traumatic and degenerative diseases. Under the terms of the agreement we will provide Intellicell with $150,000 towards laboratory equipment and issue up to 6 million shares of common stock subject to achieving certain revenue targets over the next three years. We intend to initially market this new product offering to pet owners and veterinary offices who have signed up to receive our newsletters. We estimate that the costs of marketing to be between $1,500 and $2,500 a month. We are relying on our ability to raise additional capital to be able to fund the cash portion of the investment required. If we are unable to access additional capital we will be unable to enter into this market.

In September 2011 we announced a strategic cross-marketing relationship with Vet Pets Insurance (“VPI”). We will promote VPI’s products through our website at no cost to VPI and in return VPI will promote our products and services through its newsletter at no cost to us. We now offer pet owners that visit our website a link to the VPI website to purchase VPI insurance products. VPI has also agreed to include advertisements and other promotional materials for Pet Airways in its newsletter. Through the VPI newsletter, we will have access to market our services to approximately 500,000 VPI policyholders that are sent out to VPI policy holders periodically. We expect that our promotional materials will be included in the VPI newsletter within the next six months. We estimate it will cost $1,500 per newsletter. We expect to participate in between one to two newsletters per year.

Our Target Market

We believe that our service appeals to a wide market of pet owners, including, among others, vacationers, individuals who own multiple homes, and individuals relocating. Given our sensitivity to pet handling, we also believe that we appeal to breeders, pet rescue services and those traveling with their pets to pet shows.

Our Aircraft

We do not own any of our own aircraft. We have contracted with Suburban Airto provide Beechcraft 1900 aircraft. We have modified the aircraft to transport our pet passengers safely and comfortably. The current configuration of our aircraft allows for the transport of approximately 40 pet passengers per flight. Based upon our relationship with Suburban Air, we believe that we can add additional planes and flight schedules to enable us to continue to grow our business and increase flight operations to meet the demand for our service. The maximum weight limit of the Beechcraft 1900 aircraft that we fly is approximately 5400 lbs.

Our Airport Facilities

Our airport facilities are located at the airports we service, both departure and arrival. The airport facilities include a check-in desk for the pets, a waiting area for pet owners and a holding area where we keep the pets prior to boarding the aircraft. We also have secure areas where dogs can be exercised. Pet owners generally drop off their pets with us after checking in and then leave the pet in our care.

Seasonality

We expect to experience higher customer volume in the second and third quarters of the calendar year as compared to the first and fourth quarters.

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

We believe that cargo is not an appealing way for a pet to travel. We estimate that the air temperature in a plane’s cargo hold can vary from below zero to over one hundred degrees Fahrenheit. The oxygen pressure and ventilation systems in the cargo hold are minimized to suppress potential fire hazards, which can make transport uncomfortable for pets. Our aircraft are climate controlled, on the ground and in the air, offering ventilation and comfortable temperatures for our pet passengers at all times.

In addition, in traditional commercial airline’s aircraft, pets are classified as baggage and the pilot does not always know that they are carrying pets or live animals. We believe that these factors contribute to pets being lost and/or injured while in transit in traditional commercial airlines.

Ground Transportation

Pet owners may utilize ground transportation services. While we believe that such services may be problematic for long distances, they may be suitable for a pet owner who is relocating but are not convenient solutions for vacationers. Typically, a coast-to-coast ground service can take between 7 and 10 days to complete.

Pet Concierge Services

Pet concierge services typically are a convenient solution in that they handle the logistics and paperwork associated with pet travel. Unfortunately, we believe that concierge services still use traditional commercial airlines and the pet is relegated to the cargo hold for the duration of the travel.

Pet Boarding and Sitters

Vacationing pet owners can use a boarding service, or leave pets at home with a pet sitter. A pet sitter comes to the owner’s home during his or her time away and gives the animal basic care and interaction. For individuals enjoying an extended vacation or travelling to a second home, this option can be both inconvenient and expensive. According to the San Francisco SPCA web site, most cats are very territorial and are easily stressed if moved to a strange environment, so we do not believe that boarding is a good option for them. Dogs, on the other hand, are very social animals, so being home alone without human companionship for 24 hours can be very upsetting for them, even if you have more than one dog.

Pricing

Our fares are competitively priced with air cargo, pet boarding and ground transport alternatives. Our average fare is $500 per flight, although flights can cost as little as $99 or more than $1,200, depending on the distance travelled and the size of the pet. We believe that the cost of air cargo ranges from $250 to $1,000 and the cost for a qualified pet to be taken on aircraft as a carry-on ranges from $150 to $250. Thus, we believe that our average fare range compares favorably with costs for air cargo or carry-on baggage. Alternatively, we believe ground transport can cost an average of $450 to $1,000, depending on distance, and pet boarding services can cost between $350 and $595 per week.

Flight Costs

The cost to us of flying the scheduled service depends on the route we travel and the price of fuel, but is in the range of $36,000 to $40,000 on the Los Angeles to New York to Los Angeles route, and $53,000 to $63,000 for the Los Angeles to Fort Lauderdale to Los Angeles route.. We do not track the average flight cost per animal.

Corporate Strategy

Since our first year of operations, we believe that we have demonstrated that there is a strong demand for pet travel. Research data from the Aviation Consumer Protection and Enforcement section of the U.S. Department of Transportation indicate that over two million pets and other live animals travel by air, and most of them, due to size, must travel in the cargo hold of a traditional commercial airliner. We believe that transporting pets and animals as cargo presents a clear danger to these pets and animals.

We provide an alternative to cargo transport for pets. Our pet passengers travel in the main cabin of our specially equipped planes where the environment is carefully controlled for maximum comfort. Additionally, all of our flights include an in-flight pet attendant to monitor the cabin environment, and the health and condition of our pet passengers.

We serve nine major cities throughout the United States. To date we have transported over 7,000 pets, which is only a small fraction of the pets that travel by air. Our goal is to expand our flight operations to most major cities throughout the United States so that we are within an easy drive for all pet owners. Over the long term, we may expand our operations to international markets.

 Employees

As of December 31, 2011, we had 12 employees, of which 6 were full time. We reduced the number of our employees as we did not have any flight operations for the November and December, 2011, which is typically the time of year when we experience the least demand for our services. However, we intend to hire approximately 10 part time employees if and when we resume flight operations. We are not a party to any collective bargaining agreements and we believe that our relationship with our employees is good.

Headquarters and Offices

We lease office space in Delray Beach, Florida which is our corporate headquarters. It is used for corporate administrative functions as well as for representative, marketing and administrative functions.

Our Airport Facilities

As of December 31, 2011, we operated under an operating lease for the airport facilities at the airports we service, at both departure and arrival terminals. We lease the space in which all of our airport facilities are located.

Our airport facilities are established at:

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

Government Regulation

As an airline we are subject to extensive regulatory and legal compliance requirements. The costs of complying with these regulations are incurred by Suburban Air and built into their charges to us. If there changes to existing or new regulations that impact Suburban Air, we expect that they will pass on any costs increases to us. We in turn may not be able to offset cost increases with increases in revenue that would result in an increase in our gross margin loss.

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

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occurs, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We have experienced a history of losses and have yet to begin generating positive cash flows from operations and, as a result, our auditors have raised substantial doubt about our ability to continue as a going concern.

We do not currently have sufficient cash on hand to meet our financing needs. We currently do not generate sufficient cash from our operations to cover our monthly operating costs. As at December 31, 2011,we had approximately $38,000 of cash on hand after having raised $56,000 through the sale of our common stock. Based upon our current monthly cash burn rate, the cash on hand will last us approximately one month. We have experienced net losses all but one calendar quarter since our inception and as of December 31, 2011 and December 31, 2010, had accumulated deficits of $(13,578,570) and $(6,065,008), respectively. We incurred net losses to common stockholders of $(7,513,562) and $(4,055,905) during the years ended December 31, 2011 and 2010, respectively. The independent registered public accountants report issued in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2011 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our quarterly and annual consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose all of their investment in us.

 We are an early stage company, have limited operating history and anticipate losses and negative cash flow.

We are an early stage company, and have limited operating history upon which prospective investors may base an evaluation as to our likely performance. We have been offering pet transportation services for a limited period of time and a substantial majority of our revenue has occurred within the past two years. We are subject to all the substantial risks inherent in an early stage business enterprise within the airline and pet transportation industry, including increased fuel costs, changes in government regulation, and economic downturns. No assurances can be given that our business will be successful or that we will ever become profitable. In addition, if we ever do become profitable there can be no assurance that we will remain profitable. Before purchasing our common stock, investors should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business to fail which may result in our liquidation.

We may have difficulty managing our growth, if any.

We anticipate, but cannot assure you, that we will grow in the near future. Our ability to manage growth effectively will depend on our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage additional marketing, operations and administrative personnel. Our management may not be able to manage growth effectively, or may be unable to recruit and retain personnel needed to meet our needs. If we are unable to manage growth or hire necessary personnel, our business could be materially harmed.

We may not be able to maintain our cost structure, thus leading to higher operating costs, which would have a material effect on our financial condition.

Our ability to do business and become profitable is based in part on achieving the lowest average cost per pet passenger as possible. Any increase in our costs or decrease in the number of pet passengers, both of which may vary considerably for the reasons discussed herein, will significantly increase the average cost per pet passenger and would have a material, adverse effect on our business and chances to achieve profitability. For the years ended December 31, 2011 and, 2010, we sustained net losses before income taxes of $(7,511,862) and $(4,055,905), respectively, and our accumulated deficits as of December 31, 2011 and December 31, 2010, were $(13,578,570) and $(6,065,008), respectively. Future losses are likely to occur. We have not generated positive cash flows from operations and have relied almost entirely on funding from a combination of borrowings from, and sales of common stock and warrants to, third parties.

Sales may fluctuate due to seasonality.

Our business is, in part, seasonal in nature. This seasonality is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from travel demand, which can sometimes be difficult to predict. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

We do not own our own aircraft. We rely upon a third party freight operator for our flights; however we do not currently have a written agreement with such freight operator. In the event that our relationship with such third party materially changes or is terminated, our operations would be materially impacted.

We do not own our aircraft. We have a relationship with Suburban Air, which has two aircraft configured to carry our pets. The approximate cost to configure each aircraft to carry pets is $500, which cost is covered by us. We rely on Suburban Air to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. The costs of complying with FAA regulations may be imputed to us by Suburban Air. We fly one aircraft on our coast to coast service. There is no written contract with Suburban Air. In the event that Suburban Air alters the terms of the service it provides to us or terminates their relationship with us, we may be forced to temporarily suspend or discontinue our operations if an alternative provider that suits our requirements cannot be identified.

Although we believe that we are the sole “pet only” airline, we indirectly compete with a variety companies that have greater financial and operational resources than we do.

We believe that we are the sole “pet only” airline that transports pets in the main cabin of the aircraft that is environmentally controlled. The barrier to competition to establish an operation such as ours requires, in addition to the capital necessary, substantial planning and expertise, purchasing of assets, leasing of space, training of personnel, and licensing from several different governmental agencies in addition to the creation of a strong brand presence in the marketplace. There are, however, entities that possess the necessary capital and skill to develop a service similar to ours, and thus there can be no assurance that we will not have direct competitors in the market in the future or that such competition will not have a material, adverse effect on our business.

In addition, we compete in the same markets with traditional commercial airlines and ground based carriers that, in many cases, have substantially more capital, resources and expertise in the transportation business. While these competitors do not offer the same service that we provide, they do compete with us by providing general pet transportation services. There can be no assurances that these competitors or others that may enter the business are not planning to direct substantial cargo capacity and resources at the pet transportation market and, if successful, that it would not have a material, adverse effect on our business.

Reliance on Key Personnel.

We are dependent on the expertise, experience and continued services of Daniel Wiesel, our Chairman and Chief Executive Officer, Andrew C. Warner, our President and Chief Financial Officer and Alysa Binder, our Executive Vice-President and Chief Development Officer. The loss of Mr. Wiesel, Mr. Warner or Ms. Binder could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of Mr. Wiesel, Mr. Warner and Ms. Binder. Competition for personnel throughout the airline and transportation industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel, our business could be materially adversely affected.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We do not currently have sufficient cash on hand to meet our financing needs. We currently do not generate sufficient cash from our operations to cover our monthly operating costs. Based upon our current monthly cash burn rate, the cash on hand will last us approximately one month. We will require approximately $3,000,000 of additional working capital to continue our operations during the next 12 months and to support our long-term growth strategy, so as to enhance our service offerings and benefit from economies of scale.

On June 3, 2011, we completed a private placement transaction pursuant to which we issued and sold 2,253,470 shares of our common stock and a warrant to purchase 20,476,707 shares of our common stock for gross proceeds of $500,000. We also agreed to issue an additional 1,126,735 shares of our common stock as a commitment fee to the investor on August 17, 2011; provided to the extent the issuance of such shares would result in the investor and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock (the “Investor Ownership Limit”), then such shares will be held in abeyance (and the investor shall not have the right to, or be deemed to have, beneficial ownership of such shares) until such time, and to the extent, as the investor’s beneficial ownership of such shares would not result in the investor exceeding the Investor Ownership Limit, at which time such shares (and certificates therefor) shall be issued and delivered to the investor and the investor shall then be deemed to have beneficial ownership thereof. The terms of the private placement transaction also enable us to receive up to $5 million in additional funding from the investor through the issuance of our newly created perpetual and non-convertible Series A Preferred Stock at a price per share of $10,000 in one or more tranches commencing on August 17, 2011 at the earliest and continuing until June 3, 2013 (unless sooner terminated) provided that certain conditions are met, including but not limited to, our continued listing or quotation on a trading market, and the continued accuracy and completeness of our representations and warranties contained in the securities purchase agreement. The maximum amount which we may receive in any tranche is equal to the lesser of (i) 20% of the cumulative dollar trading volume of our common stock for the 10 trading-day period immediately prior to the tranche notice date and (ii) $5,000,000 less the aggregate amount of any previously noticed and funded tranches. We can provide no assurance of what additional funding, if any, that we will ultimately receive under the terms of our June 3, 2011 private placement transaction. We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategy, so as to enhance our service offerings and benefit from economies of scale. We expect our working capital requirements and the cash flow provided by future operating activities, if any, to vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek additional funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, the terms of our June 3, 2011 private placement transaction place restrictions on our ability to consummate any such additional financing without the consent of the investor. There is no assurance that the investor would consent to such a transaction or if funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, under the terms of our June 3, 2011 private placement or otherwise, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

On December 29, 2011, we completed a private placement with three investors where we issued and sold a total of 280,000 shares of our common stock and a warrant to purchase 280,000 shares of our common stock at an exercise price of $0.20, for gross proceeds of $56,000.

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

Our flight operations are entirely managed by Suburban Air although we do not have a formal written agreement with Suburban Air. We are reliant upon Suburban Air to continue to operate and comply with the necessary FAA regulations and be able and willing to fly aircraft on our behalf as required by us. We believe that Suburban Air has additional aircraft that they could make available to us as we expand operations. There can be no assurance that such aircraft will be made available to us when required, that such aircraft will be adequate for transporting pets, or that such aircraft will be made available on economic terms favorable to us. While there are other operators we could engage for flight operations and FAA compliance, there can be no assurance that we will be able engage them on the same, or similar, terms as Suburban Air, and, accordingly, any interruption in our relationship with Suburban Air may have a material, adverse effect on our business.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material, adverse effect on our business, financial condition and results of operations.

Our reputation and financial results could be affected in the event of an accident or incident involving our aircraft.

An accident or incident involving our aircraft could result in additional costs not covered by insurance, such as a decrease in our goodwill and significant litigation and related costs. More importantly, an accident or incident may cause the public to perceive our operation as unsafe or unreliable, particularly if such accident or incident results in harm to our pet passengers. If the public perceives that we are unsafe or unreliable, such perception will have a material, adverse impact on our business.

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

RISKS RELATED TO THE AIRLINE INDUSTRY

 The airline industry tends to experience adverse financial results during general economic downturns, leading to significant trickle down effects for our sub-segment of the airline industry.

Since a substantial portion of airline travel is discretionary, the industry tends to experience a downturn in revenues during general economic downturns. Events beyond our control such as the economic downturn in 2008, can impact travel patterns for a significant amount of time, and thus have a material, adverse effect on individual airlines and the industry as a whole.

The 2001 terrorist attacks seriously harmed the airline industry, and the risk of additional attacks or wars may harm the industry in the future.

Terrorist attacks and wars both negatively affect the airline industry. The impacts include substantial loss of bookings, increased security compliance costs, increased insurance costs, increased fuel costs and increased airport delays, all of which negatively affect airline revenues. We cannot predict the scope or effects of such incidents in the future as they relate to our success, and such incidents may have a material, adverse effect on our operations.

The rapid spread of contagious illnesses can have a material, adverse effect on our business and results of operations.

The rapid spread of a contagious illness, such as the H1N1 flu virus or SARS, can have a material, adverse effect on the demand for worldwide air travel, and accordingly the demand for pet flight service, and therefore have a material, adverse effect on our business and results of operations. Moreover, our operations could be negatively affected if employees are quarantined as of the result of exposure to a contagious illness. Similarly, travel restrictions or operational problems resulting from the rapid spread of contagious illnesses in any market in which we operate may have a material, adverse impact on our business and results of operations.

The traditional commercial airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.

Commercial airlines are subject to extensive regulatory and legal compliance requirements that can result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the safeguarding, maintenance and operation of aircraft that necessitate significant expenditures. Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. We have a verbal agreement with Suburban Air, which operates the aircraft on our behalf and charges us for these operations. If these changes in regulations impact Suburban Air, we expect that it will pass on any costs associated with the compliance of regulatory changes to us. We in turn may not be able to offset any cost increases with increases in revenue that would result in an increase in our gross margin loss.

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

Increased fuel costs or disruptions in fuel supply could have a material, adverse effect on our business.

Fuel costs are, and will continue to constitute, a significant portion of our operating expense. Significant increases could harm our profitability if we are unsuccessful in passing along the increase onto our pet owners, for which the resulting increase in ticket prices may result in a decrease in demand for our services. Historically, fuel costs have fluctuated widely based on geopolitical issues and supply and demand. We cannot assure you that such significant fuel increases can be adequately offset by increasing fares or decreasing other operational costs.

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

Further volatility in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material, adverse effect on our results of operations, financial condition and liquidity.

Our operations may be hindered due to inclement weather conditions.

Like all airline traffic, we cannot fly scheduled flights if weather conditions do not permit. One of the principles of our operations is to fly in weather that will not pose any undue risks to our employees or our pet passengers. In the event that the weather does not meet our minimum standards, we will be forced to cancel or delay flights, thus incurring certain additional costs, including, but not limited to, pet boarding costs, pet food costs and fuel costs that may have a material, adverse effect on our business.

Our reputation and financial results could be affected in the event of an accident or incident in the airline industry.

An accident or incident in the airline industry may cause the public to perceive airline travel as unsafe. As a result, travel demand could decrease and we may suffer a material, adverse effect to our business.

RISKS RELATED TO FINANCING OUR OPERATIONS

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

Our independent registered public accountants issued a report for the fiscal years ended December 31,2011 and 2010 that contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and the value of your investment in us may materially decline. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may have created, or may create, negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing. In January 2012, we decided to suspend flight operations and stopped taking on line reservations until we have raised sufficient capital to resume regular flight operations. We estimate we will need to raise $1.5 million to allow us to resume our regular coast to coast flight schedule. There can be no assurance that we will be able to raise sufficient capital to resume flight operations.

We have historically incurred losses and we expect these losses will continue in the future.

For the fiscal years ended December 31, 2011 and 2010, we sustained net losses before income taxes of $(7,511,862) and $(4,055,905), respectively, and our accumulated deficits as of December 31, 2011 and December 31, 2010, were $(13,578,570) and $(6,065,008), respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

Our operations have relied almost entirely on funding from a combination of borrowings from and sales of common and warrants to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, financing will be required to cover our operating and capital costs. The sale of our stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing, whether from current investors or from other third parties, would likely result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a loss of your investment.

The issuance of shares upon conversion of convertible debentures, exercise of outstanding warrants and in lieu of payments of interest on convertible debentures may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of our debentures, exercise of any warrants or issuance of shares in lieu of payments of interest on our convertible debentures is in excess of the conversion or exercise prices of these securities, the conversion or exercise of these securities would have a dilutive effect on our common stock. As of December 31, 2011, an aggregate of 25,239,161 shares of our common stock are issuable upon conversion and/or exercise of outstanding convertible debentures and warrants consisting of: (i) outstanding 8% convertible debentures which are convertible into an aggregate of 950,000 shares of our common stock, (ii) outstanding 14% convertible debentures which are convertible into an aggregate of 875,000 shares of common stock, (iii) warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.00 per share expiring August 13, 2015, (iv) warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $0.50 per share expiring August 14, 2015, (v) 123,836 shares of common stock issuable in lieu of interest on 8% convertible debentures, (vi) 199,940 shares of common stock issuable in lieu of interest on 14% convertible debentures, (vi) warrants to purchase an aggregate of 20,476,707 shares of common stock at an exercise price of $1.02 per share expiring on June 3, 2016,(vi) warrants to purchase an aggregate of 458,678 shares of common stock at an exercise price of $0.20 per share expiring on June 3, 2016, and (vii) warrants to purchase an aggregate of 280,000 shares of common stock at an exercise price of $0.20 per share expiring on December 29, 2016.

Following the conversion of our outstanding convertible debentures and exercise of outstanding warrants, our issued and outstanding common stock would increase to 71,440,343 shares, which represents an increase of approximately 55% over our 46,201,182 shares issued and outstanding shares as of December 31, 2011.

We may be subject to penalties if we fail to maintain the effectiveness of the registration statement relating to Socius CG II, Ltd., or if we fail to file with the SEC any required reports under Section 13 of 15(d) of the Exchange Act of 1934, as amended.

The registration rights agreement we entered into with Socius CG II, Ltd. (“Socius”) contains certain payment requirements if the registration statement is not filed on or before June 20, 2011 or declared effective by the SEC by August 2, 2011. The registration statement was filed before the June 20, 2011 deadline; and was declared effective January 12, 2012. We have accrued but not paid penalties of $105,000 through December 31, 2011. Additional payments will apply if we fail to maintain the effectiveness of the registration statement. In addition, we will also be liable for certain payments if a registration statement is not properly available for use for any reason and we fail to file with the SEC any required reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the occurrence of any of the aforementioned events, we will be obligated to pay to each holder of registrable securities an amount equal to 2% of the fair market value of the registrable securities on the date of occurrence of each such failure and every 30 days thereafter until such failure is cured.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC QB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC QB. The OTC QB market tier helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTC QB securities are quoted on OTC Markets Group's quotation and trading system. The OTC QB is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC QB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We hope to list our common stock with NASDAQ or New York Stock Exchange or other exchanges as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

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

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule within the foreseeable future, if ever. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our Series A Preferred Stock has a liquidation preference of $10,000 per share of Series A Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series A Preferred Stock.

Upon any liquidation, dissolution or winding up of our company after payment or provision for payment of our debts and other liabilities and any liquidation preferences of senior securities, before any distribution or payment may be made to the holders of any junior securities, including our common stock, the holders of our Series A Preferred Stock shall be entitled to a liquidation preference in the amount of $10,000 per share of Series A Preferred Stock plus any accrued but unpaid dividends. Dividends on our Series A Preferred Stock accrue at a rate of 10% per annum from the date of issuance and are payable upon redemption of the Series A Preferred Stock. If we were liquidated, the ability of our common stockholders to receive any distribution of payment would be significantly limited if there were then a significant amount of shares of Series A Preferred Stock outstanding.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock. Should any shares of our Series A Preferred Stock be outstanding, no dividends or other distributions may be paid, declared or set apart with respect to any junior securities, including our common stock, other than dividends or other distributions payable on our common stock solely in the form of additional shares of common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock.

Our controlling stockholders hold a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without their approval.

Mr. Dan Wiesel and Ms. Alysa Binder are the beneficial owners of approximately 37% of our outstanding voting securities as of December 31, 2011. As a result, they possess significant influence, giving them the ability, among other things, to elect members of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. The interests of these two stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, which may affect the market price for our securities.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	DESCRIPTION OF PROPERTY.

Headquarters and Offices

We lease office space in Delray Beach, Florida which is our corporate headquarters. It is used for corporate administrative functions as well as for representative, marketing and administrative functions.

Airport facilities

As of December 31, 2011, we operated under an operating lease for the airport facilities at the airports we service, at both departure and arrival terminals. We lease the space in which all of our airport facilities are located.

Our airport facilities are established at:

	Market Served	Airport

●	Atlanta	DeKalb–Peachtree Airport, Atlanta, GA.
●	Baltimore	Baltimore/Washington International Airport, Baltimore, MD
●	Chicago	Midway Airport, Chicago, IL.
●	Denver	Rocky Mountain Metropolitan Airport, Broomfield, CO.
●	Fort Lauderdale	Hollywood International Airport, Fort Lauderdale, FL.
●	Los Angeles	Hawthorne Executive Airport, Hawthorne, CA.
●	New York	Republic Airport, Farmingdale, NY.
●	Omaha	Epply Airport, Omaha, NE.
●	Phoenix	Falcon Field Airport, Mesa, AZ.

ITEM 3	LEGAL PROCEEDINGS

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

On June 23, 2011, we filed a complaint in the Superior Court of The State of California, County of Santa Clara against Evan Bines and Alpine Capital Partners, Inc., for (a) breach of oral contract and (b) negligent misrepresentation from the breach of a contract to provide at least $2 million in financing for us conditional upon our completion of a reverse merger with a public entity. We asked the court in a jury trial for judgment against Evan Bines and Alpine Capital Partners, Inc. for (1) compensatory damages in an amount proven at trial, (2) the return of all unearned shares in the merged entity (now known as The PAWS Pet Company, Inc.) as compensation for the merger transaction, (3) consequential damages in an amount proven at trial, (4) interest commencing from the date of breach, (5) punitive and exemplary damage, (6) recoverable attorneys’ fees and (7) any other relief.

On November 15, 2011, our complaint was dismissed.

Except as noted above, there are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

As of December 31, 2011, there were no other claims, actions, pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is currently listed on the OTC QB for trading. Our stock trades now under the symbol “PAWS” and previously traded under AAQS. The following table sets forth, for the calendar quarters indicated, the high and low bid prices of our common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Year Ending December 31, 2011

	High	Low
1st Quarter Ended March 31, 2011	$1.75	$0.65
2nd Quarter Ended June 30, 2011	$ 1.12	$0.40
3rd Quarter Ended September 30, 2011	$0.60	$0.15
4th Quarter Ended December 31, 2011	$ 0.30	$0.12

Year Ending December 31, 2010

	High	Low
1st Quarter Ended March 31, 2010	$0.50	$0.13
2nd Quarter Ended June 30, 2010	$ 0.50	$0.50
3rd Quarter Ended September 30, 2010	$3.00	$0.50
4th Quarter Ended December 31, 2010	$ 2.95	$1.49

On March 26, 2012, the closing sale price of our shares of common stock was $0.10.

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance operations and the growth of the business.

Holders.

As of March 29, 2012, we had 125 record holders of our common stock.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual consolidated financial statements contained elsewhere in this report.

Overview

We are an airline designed specifically for the comfortable and safe transportation of pets. Pet owners can book their pets on flights online at our website or can book flights with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of our airport facilities located at the departure airport. We place our pet passengers into a pet friendly carrier and then board the carrier into the main cabin of the airplane. Our pet passengers fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. After drop off, pet owners can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that our pet passengers are safe and comfortable at all times. We have a pet attendant on each flight that is responsible for monitoring our pet passengers during the flight. Upon arrival at the destination airport, we unload our pet passengers from the plane directly into one of our airport facilities for pick up. As of December 31, 2011, we served nine markets in the U.S. and offer scheduled coast-to-coast service.

We do not own our aircraft. We have a relationship with Suburban Air, which is based in Omaha, Nebraska and has two aircraft configured to carry our pets. We rely on Suburban Air to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. We fly one aircraft on our coast to coast service. We have no written contract with Suburban Air.

We believe that our service appeals to a wide market of pet owners, including, among others, vacationers, individuals who own multiple homes, and individuals relocating. Given our sensitivity to pet handling, we also believe that we appeal to breeders, pet rescue services and those traveling with their pets to pet shows.

Operational Metrics

The key operational metrics that we regularly monitor include approved credit card transactions, bookings of our pet passengers on our flights on a daily basis. By tracking the bookings, we can implement pricing strategies in order to maximize our flight revenues.

•	Our reservations employees track the number of incoming phone calls to both assist pet owners with reservations and answer any questions they may have. On a weekly basis we track flight bookings and expected revenues.

•	We have a weekly cash flow report that is used to review cash receipts against expenses along with projected cash in flows and outflows.

•	On a monthly basis, we review the income statement, balance sheet and cash flow against our operational plan highlighting any significant variances from plan.

Outlook

We believe that the market for our pet transportation service is large and continues to grow. The cost of aircraft operations, including pilot use and jet fuel, and the cost of airport facilities space, along with certain external conditions such as weather and government regulations, are all conditions that may affect our ability to execute our business plan. We believe that we are currently the only airline specifically designed for the comfortable, efficient transportation of pets and, as such, we do not believe we face any direct competition from other pet-only airlines. We do, however, face competition from other transportation providers and pet care services, including traditional commercial airlines, ground transportation services, pet concierge services, boarding facilities, and pet sitters. Many of these competitors have substantially greater market share and financial resources than we do. We have found that certain potential customers view our small size and limited financial resources as a negative even if they prefer our services to those of our larger competitors. Based on our current revenues and the size of the pet transportation market, we believe we have a market share of less than one percent (1%).

Our primary strategic objective is to strengthen our position in the market for pet travel and generate a substantial increase in revenue over the next 12 months. We plan to achieve this objective by continuing to enhance the value of our brand, increasing the number of cities that we service and the number of aircraft that we operate, and developing new services in our airport facilities. We believe that our near-term success will depend particularly on our ability to increase customer adoption of our pet transportation services. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. We believe that key risks include overall economic conditions and the overall level of travel spending, economic and business conditions within our target customer sector, our ability to expand our services, both to additional cities and within the cities we already service, competitive factors in our industry, and our ability to raise the capital necessary to grow our business. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in a niche market, that we have limited financial resources, and continue to face an uncertain economic environment. Accordingly, we may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate our estimates and judgments, including those related to revenue recognition, bad debts, impairment of intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our board of directors have reviewed our related disclosures in our Form 10-K for the years ended December 31, 2011 and 2010 that were filed with the SEC. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when the earning process is completed. In our business, the earning process is complete when the scheduled flight service, or a replacement flight service, purchased by the buyer has been delivered. Revenue from tickets sold prior to schedule flights is initially recorded as unearned revenue, net of any discounts, and is recognized as revenue in the period when the scheduled service has been provided or offered to the buyer as agreed. In the ordinary course of our business, a portion of the tickets sold are sometimes not used by the buyer on the agreed date of the flight. In such cases, for a nominal change fee, we will issue to holders of unused tickets a “voucher” which stated value can be applied toward the purchase of a flight for up to one year. Accordingly, the change fee is earned when the voucher is issued and the stated voucher value remains unearned until recorded as revenue upon the earlier of the vouchers expiration date or delivery of the flight service that it was applied to. Tickets purchased for scheduled flights that we cancel may be refunded or applied towards another flight at the buyer's request. Refunds processed are removed from unearned revenue. Any inconvenience cost that we incur for the benefit of the buyer is charged to cost of revenue when incurred. Unearned revenue consists of tickets and vouchers for future scheduled flights that have not been completed or provided as agreed.

Derivative Liabilities

We have utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type include ASC 470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”), “EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Accordingly, we have used the Black-Scholes option-pricing model as our method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (BCF) and warrant equity component are recorded to APIC with an offset discount to the principal value of the convertible debenture. We have used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. We record to interest expense the unamortized discount value associated with a debenture converted in a period.

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

Equity-Based Compensation

We use the Black-Scholes option-pricing model as our method of valuation for share-based awards (e.g., warrant to purchase shares of common stock) used to settle certain liabilities to non-employees. Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by our equity price as well as assumptions regarding our expected equity price volatility over the term of the awards, the selection of a risk free interest rate, the ultimate disposition of the award and the impact of the award on earnings per share. For example, in calculating the expected equity price volatility, we may consider using our historical experience only, our experience plus that of a publicly trade index volatility experience, or a blended volatility experience for public peer companies. We also evaluate carefully the expected life term of an award though the vesting of awards to date have been immediate. Finally, we attempt to use a risk free rate that is widely quoted and pertinent across a broad range of transactions.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010.

The following table sets forth certain statement of operations data relating to the business for the periods indicated.

	Twelve months ended Dec ember 31,				2011 over 2010
	2011		2010		$	%
Revenue	$1,584,432	100%	$1,348,491	100%	$235,941	17%
Cost of revenue	1,821,128	115%	1,588,693	118%	232,435	15%
Gross income (loss)	(236,696)	-15%	(240,202)	-18%	3,506	-1%

Operating expenses:
Sales, general and administration	3,579,056	226%	3,560,555	264%	18,501	1%

Loss from operations	(3,815,752)	-241%	(3,800,757)	-282%	(14,995)	0%

Other income (expense):
Interest income	-	0%	185	0%	(185)	-100%
Interest expense	(664,032)	-42%	(255,333)	-16%	(408,699)	160%
Loss on extinguishment of debunture	(571,122)	-36%	-	*	(571,122)	*
Derivative warrant valuation expense, net	(2,460,956)	-155%	-	*	(2,460,956)	*
Other income (expense), net	(3,696,110)	-233%	(255,148)	-19%	(3,440,962)	*

Income (loss) before income taxes	(7,511,862)	-474%	(4,055,905)	-301%	(3,455,957)	85%
(Provision) benefit for income taxes	(1,700)	0%	-	*	(1,700)	*

Net income (loss)	$(7,513,562)	-474%	$(4,055,905)	-301%	$(3,457,657)	85%

* Not meaningful.

Revenue. Revenue for the year ended December 31, 2011 was $1,584,432 compared to $1,348,491 for the year ended December 31, 2010, or an increase of 17%. The increase is due to an increase in the number of pets in 2011 compared to 2010. In 2010 we halted flight operations from March to June to allow us to rebuild our flight reservation system and raise additional capital. We ran a full schedule of flights in 2011 from January to October. In November and December 2011 we did not operate any flights due to lower than expected demand.

Cost of revenue. Cost of revenue increased 15% to $1,821,128 (115% of revenue) for the year ended December 31, 2011 compared to$1,588,693 (118% of revenue) for the year ended December 31, 2010. Cost of revenue includes the costs of the aircraft and pilot contracted from our third party provider of aircraft, the cost of fuel, credit card charges and pet handling costs. The increase is primarily due to the increase in the number of flights in 2011 resulting in greater aircraft usage and pilot contract cost, higher prices for aircraft fuel and fuel.

Gross loss. Our cost of revenue has been consistently greater than our revenue, resulting in a gross loss, for the years ended December 31, 2011 and 2010. Gross loss for the year ended December 31, 2010 decreased by $3,506 to $(236,696). Although we have seen a slight improvement in our gross margins we have significant fixed cost made up of the cost of the aircraft, pilot and fuel costs we pay.

Operating expenses. Operating expenses for the year ended December 31, 2011 consisted mainly of payroll costs, lounge rental costs, non-cash equity-based compensation, professional fees, and outside services. The operating expenses for the year ended December 31, 2011 were $3,579,056 compared to $3,560,555 for the year ended December 31,2010.

Other income (expense),net. The other income (expense) represents the interest income earned on excess cash invested in money market and interest earning deposit accounts at a FDIC insured financial institution, interest expense payable in cash or shares of common stock recorded on the outstanding unsecured, convertible debentures(“debentures”) at year end, the loss on extinguishment of debenture, and amortization expense of the derivative warrant expense. Interest income decreased to $0 in 2011 from $185 in 2010. Interest expense increased to $(664,032) in 2011 due to the accrued interest on the debentures issued in 2010 and debenture discount amortization. The loss on the extinguishment of debt was $(571,122) in 2011, and the derivative warrant valuation expense associated with the warrant issued to Socuis Capital was $(2,460,956) for the year ended December 31, 2011.

Income taxes. We reported no provision or benefit for income taxes for the years ended December 31, 2011 and 2010. For calendar year ended December 31, 2011, there were minimum taxation payments of $1,700 and we had a full valuation allowance in effect.

Net loss. Our net loss increased by $(3,457,657) or 85%, to $(7,513,562) in 2011 from $(4,055,905) in 2010. The increase is primarily attributable to an increase in other income(expense) items.

Non-Cash Expense Items.

During 2011, we have entered into a number of equity financings for working capital purposes, the settlement of services rendered in lieu of cash and general corporate purposes. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	%	2010	%
Cash	$(3,381,779)	45%	$(2,505,694)	62%
Non-cash	(4,131,783)	55%	(1,550,211)	38%
Net loss	$(7,513,562)	100%	$(4,055,905)	100%

	2011		2010
Summary of non-cash expense items:
Derivative warrant valuation income (expense), net	$(2,460,954)		$-
Loss on extinguishment of 14% debenture	(571,122)		-
Accelerated amortization of debt discount from conversion of debenture	(325,399)		-
Warrants issued for services rendered by non-employees	(169,061)		(885,000)
Amortization of debt discount	(231,038)		(94,324)
Common shares issued for interest payable in lieu of cash	(101,121)		(157,062)
Equity based compensation	(39,769)		-
Depreciation and amortization	(63,078)		(25,728)
Common shares issued in lieu of cash for license fee	(117,791)		-
Common shares issued for services rendered by non-employees	(52,450)		(247,432)
Common shares issued in lieu of cash to employees	-		(129,065)
Loss on write off of intangibles	-		(11,600)
Total non-cash	$(4,131,783)		$(1,550,211)

Liquidity and Capital Resources

At December 31, 2011, we had $38,256 in cash and cash equivalents as compared to $1,511,057 in cash and cash equivalents at December 31, 2010.

Net cash used in operating activities was $1,941,148 and $2,082,243 for the years ended December 31, 2011 and 2010, respectively. The cash used for the 2011 and 2010 period is due primarily to net loss resulting from flight operations for the periods

Net cash used in investing activities was $87,653 and $97,956 during the years ended December 31, 2011 and 2010, respectively. The cash used for the 2011 period is due primarily to upgrades to the reservation system enhancements and the build out for pet airport facilities.

Net cash provided by financing activities was $556,000 and $3,520,000 during the years ended December 31, 2011 and 2010, respectively. The cash provided for the 2011 period is mainly due to proceeds of the issuance of 2,253,470 shares of common stock for $500,000 from the Socius financing (See Socius Agreement below).

We did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at December 31, 2011.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We will need to complete additional financing transactions in order to continue operations beyond the next twelve months. We will need approximately $3 million over the next 12 months to execute our business plan. We do not currently have sufficient cash on hand to meet our financing needs. We currently do not generate sufficient cash from our operations to cover our monthly operating costs. As of December 31, 2011, we had approximately $38,000 of cash on hand after having raised $56,000 through the sale of our common stock. Based upon our current monthly cash burn rate, the cash on hand will last us approximately one month. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privilege senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to significantly curtail or suspend our operations.

If we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce our operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

Socius Agreement

On June 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius, pursuant to which we secured $500,000 of immediate funding through the issuance and sale to Socius of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) we also issued to Socius a warrant to purchase up to 20,476,707 shares of our common stock, and (ii) Socius agreed to purchase from us up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of our newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”). The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein. In connection with the Purchase Agreement, we also agreed to issue an additional 1,126,735 shares of common stock to Socius on the 75th day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares were issued on August 18,2011. The warrant also does not permit issuance of common stock thereunder to the extent that such issuance would result in accredited investor and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock. All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

Under the terms and subject to the conditions of the Purchase Agreement, from time to time over the two-years following the Initial Purchase, beginning on August 17, 2011, at our sole discretion, we may sell to Socius, and Socius will be obligated to purchase, shares of the Preferred Stock. In order to effectuate such a sale, we will issue to Socius, subject to the terms and conditions of the Purchase Agreement (all of which conditions are outside of Socius’ control) one or more Preferred Tranche notices to purchase a certain dollar amount of such Preferred Stock (each such notice, a “Preferred Notice”). Upon receipt of a Preferred Notice, Socius will be obligated, subject to the terms and conditions specified in the Purchase Agreement (which conditions are outside of Socius’ control), to purchase the Preferred Stock subject to such Preferred Notice on the 10th trading day after the date of the Preferred Notice. Such conditions include, but are not limited to, the following: (i) the Common Stock must be listed for trading or quoted on a trading exchange or market, (ii) the representations and warranties that we made in the Purchase Agreement must be true and correct as if made on the date of each Preferred Notice (subject, however, to our ability to update disclosure exceptions to such representations and warranties through our SEC reports), (iii) we must not be in breach or default of the Purchase Agreement or any agreement entered into in connection therewith (the “Transaction Documents”), or any other material agreement that we have entered into, (iv) there shall have occurred no material, adverse effect involving us or our business, operations or financial condition since the date of the Initial Purchase, (v) the absence of any law or judicial action prohibiting the transactions contemplated by the Purchase Agreement, or any lawsuit seeking to prohibit or adversely affect such transactions, and (vi) all necessary governmental, regulatory or third party approvals and consents must have been obtained. The maximum amount of each Preferred Tranche is limited to a dollar amount of Preferred Stock equal to the lesser of (a) 20% of the cumulative dollar trading volume of the Common Stock for the 10 trading day-period immediately preceding the applicable Preferred Notice date and (b) $5.0 million less the amount of any previously noticed and funded Preferred Tranches. In addition, each Preferred Notice after the first Preferred Notice may not be given sooner than the trading day after the date on which the closing for the prior Preferred Tranche has occurred.

On June 3, 2011, in connection with our private placement transaction, we issued to Socius a five-year warrant to purchase up to 20,476,707 shares of Common Stock at an initial Exercise Price of $1.02 per share (the “Original Exercise Price”). The warrant is also exercisable on a cashless basis or through the issuance by the holder of a secured promissory note. Any secured promissory note issued in connection with an exercise of the warrant shall bear interest at 2% per year calculated on a simple interest basis. The entire principal balance and interest thereon shall be due and payable on the fourth anniversary of the date of the secured promissory note. Any such secured promissory note shall be secured by the borrower’s right, title and interest in certain securities held in the portfolio of the borrower with a fair market value equal to the principal amount of the secured promissory note. Additionally, any portion of the warrant may also be exchanged for shares of common stock based on a Black-Scholes calculation as more fully set forth in the warrant. The warrant contains certain provisions that protect against dilution in certain events such as stock dividends, stock splits and other similar events. In addition, the warrant has price-based anti-dilution protection in the event the that we issue securities at a value less than the Original Exercise Price, meaning the exercise price of the warrant would be adjusted down to the lowest applicable issuance price following the issuance of the warrant to prevent dilution to the holder. Pursuant to the warrant, any such anti-dilution adjustments shall be made on a pro-rata basis until such time as we have made dilutive issuances which exceed $5.0 million. The warrant shall not be exercisable or exchangeable by the holder (or any future holder) to the extent the holder (or such future holder) or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock as a result of such exercise or exchange.

In connection with the above transaction, we recorded a net charge to operations of $5,673,053 and a charge to additional paid in capital of $470,000. The value of the derivative warrant liability is $2,930,955 at December 31, 2011. In connection with this transaction we recorded deferred financing fees of $427,073.

December 2011 Private Placement

On December 29, 2011, we completed a private placement with three investors where we issued and sold a total of 280,000 shares of our common stock and a warrant to purchase 280,000 shares of our common stock at an exercise price of$0.20, for gross proceeds of $56,000.

March 2012 Private Placement

On March 2, 2012, we completed a private placement with an investor where we issued and sold a convertible note in the principal face amount of $47,500; the note is due November 29, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The PAWS Pet Company, Inc.

We have audited the accompanying consolidated balance sheets of The PAWS Pet Company, Inc. and its Subsidiaryas of December 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The PAWS Pet Company, Inc. and its Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $(13,578,570) as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 30, 2012

THE PAWS PET COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,256	$1,511,057
Receivable due from credit card clearing house	59,418	123,134
Prepaid expenses	1,537	119,354
Deferred financing fee	427,073	-
Total current assets	526,284	1,753,545

Property and equipment, at cost	256,199	168,546
Less: accumulated depreciation and amortization	(101,665)	(38,587)
Property and equipment, net	154,534	129,959

Security deposits and other	39,689	30,787
Total assets	$720,507	$ 1,914,291

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
14% debenture	$-	$250,000
Accounts payable	945,083	550,216
Accrued expenses	965,577	342,159
Unearned revenue	-	125,603
Total current liabilities	1,910,660	1,267,978

Convertible debentures, net of debt discount of $482,003 and $695,807 at December 31, 2011 and December 31, 2010, respectively.	342,997	304,193
Warrant liability	2,930,955	-
Total liabilities	5,184,612	1,572,171

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	-	-
Common stock, no par value, 100,000,000 shares authorized, 46,201,182 and 34,314,615 issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	-	-
Additional paid-in capital	9,114,465	6,407,128
Accumulated deficit	(13,578,570)	(6,065,008)
Total stockholders' (deficit) equity	(4,464,105)	342,120
Total liabilities and stockholders' (deficit) equity	$720,507	$ 1,914,291

The accompanying notes are an integral part of these consolidated financial statements

THE PAWS PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2011	2010

Revenue	$1,584,432	$1,348,491
Cost of revenue	1,821,128	1,588,693
Gross loss	(236,696)	(240,202)

Operating expense:
Sales, general and administration	3,579,056	3,560,555

Loss from operations	(3,815,752)	(3,800,757)

Other income (expense):
Interest income	-	1 85
Interest expense	(664,032)	(255,333)
Loss on extinguishment of debt	(571,122)	-
Warrant liability valuation, net	(2,460,956)	-
Other income (expense), net	(3,696,110)	(255,148)

Loss before income taxes	(7,511,862)	(4,055,905)
Provision (benefit) for income taxes	(1,700)	-

Net loss	$(7,513,562)	$(4,055,905)

Net loss per share, basic and diluted	$(0.18)	$(0.13)

Weighted average shares used in calculation of basic and diluted net loss per share	42,836,006	32,365,036

The accompanying notes are an integral part of these consolidated financial statements.

PET AIRWAYS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Years Ended December 31, 2011 and 2010
	Common Stock, No Par Value Shares	Additional Paid-In Capital	Accumulated (Deficit)	Total Stockholders' (Deficit) Equity
Balance, December 31, 2009	26,911,942	2,085,500	(2,009,103)	7 6,397

Common shares issued for services rendered	2,881,434	247,432	-	2 47,432

Common shares issued for cash	5,184,831	2,270,000	-	2,270,000

Common shares issued in lieu of cash compensation to employees	3,336,408	129,065	-	1 29,065

Warrants issued for services rendered by non-employees	-	885,000	-	8 85,000

Fair value of warrants to purchase 1,400,000 shares of common stock, issued with $1,000,000 face amount convertible debentures	-	790,131	-	7 90,131

Net loss	-	-	(4,055,905)	(4,055,905)

Balance, December 31, 2010	38,314,615	6,407,128	(6,065,008)	3 42,120

Conversion of 8% debentures to common stock	1,300,000	525,000	-	5 25,000

Common shares issued for cash	2,533,470	556,000	-	5 56,000

Common shares issued for shares in lieu of cash	3,329,219	1,983,098	-	1,983,098

Cost of equity offering and share registration	-	(1,290,028)	-	(1,290,028)

Warrants issued with $350,000 convertible debenture	-	481,250	-	4 81,250

Warrants issued in connection with financings	-	(470,000)	-	(470,000)

Value attributed to APIC from the issuance of a $350,000 convertible debenture with beneficial conversion feature and warrants	-	342,632	-	3 42,632

Common shares issued to Intellicell	433,332	117,791	-	1 17,791

Common shares issued in lieu of interest paid in cash	290,546	252,764	-	252,764

Warrants issued for services rendeed by non-employees	-	169,061	-	169,061

Equity compensation earned	-	39,769	-	39,769

Net loss	-	-	$(7,513,562)	(7,513,562)

Balance, December 31, 2011	46,201,182	9,114,465	(13,578,570)	(4,464,105)

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,513,562)	$(4,055,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,078	25,728
Equity based compensation	39,769	-
Warrant valuation, net	2,930,954	-
Loss on extinguishment of 14% debenture	5 71,122	-
Accelerated amortization of debt discount from conversion of debenture	325,399	-
Amortization of debt discount	231,038	94,324
Loss on write down of intangible assets	-	11,600
Warrants issued in lieu of cash for services rendered by non-employees	1 69,061	8 85,000
Common shares issued in lieu of cash to Intellicell for license fee	1 17,791	-
Common shares issued in lieu of cash for interest and services rendered by non-employees	525,394	2 47,432
Common shares issued in lieu of cash compensation to employees		1 29,065
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	63,716	(123,134)
Prepaid expenses	117,817	(119,354)
Deferred financing fee	(427,073)	-
Security deposits and other	(8,902)	(11,187)
Accounts payable	394,867	4 82,633
Accrued expenses	583,986	3 20,568
Unearned revenue	(125,603)	30,987
Net cash used in operating activities	(1,941,148)	(2,082,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,653)	(97,956)
Net cash used in investing activities	(87,653)	(97,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5 56,000	2,270,000
Proceeds from issuance of debt	-	1,250,000
Net cash provided by financing activities	556,000	3,520,000
Net change in cash and cash equivalents	(1,472,801)	1,339,801
Cash and cash equivalents at beginning of year	1,511,057	1 71,256
Cash and cash equivalents at end of year	$ 3 8,256	$1,511,057

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$1,700	$-
Interest expense	$6,480	$-
Non-cash transactions:
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$525,000	$-
Derivative warrant valuation APIC component	$470,000	$-
Issuance of 14% convertible debenture with warrants in exchange for 14 % debenture	$350,000	$-
Derivative liability discount from issuance of 14% convertible debenture with warrants	$342,632	$-
Extinguishment of 14% debenture exchanged for 14% convertible debenture	$250,000	$-
Common shares issued in 2011 in lieu of cash for 2011 interest due	$101,121	$-
Common shares issued in 2011 for services rendered in 2010 by non-employees	$298,824	$-
Common shares issued in 2011 in lieu of cash for 2010 interest due	$157,062	$-
Surrender of LLC membership units for common stock shares	-	$(1,195,000)
Issuance of common stock shares for LLC membership units	-	$1,195,000
Fair value of warrants to purchase 1,400,000 shares of common stock, issued with the $1,000,000 aggregate face amount, 8% convertible debentures	-	$790,131

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Description of the Business

The PAWS Pet Company, Inc., through its wholly-owned subsidiary, Pet Airways, Inc. operates an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners can book their pets on flights online at our website or can book with our agents by phone. Flights can be booked up to three months before the scheduled departure date. Payment for the flights is made with credit card. On the day of the scheduled flight, pet owners drop off their pets at one of our airport facilities located at the departure airport. We place the pet passengers into a pet-friendly carrier and then board the carrier into the main cabin of the aircraft. Our pet passengers fly in the main cabin of our specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The approximate cost to configure an aircraft to carry pets is $500, which cost is covered by us. After drop off, pet owners can track flight progress through our website. Throughout the flight, we monitor the air quality and temperature of our aircraft ensuring that our pet passengers are safe and comfortable at all times. We have a pet attendant on each flight that is responsible for monitoring our pet passengers during the flight. Upon arrival at the destination airport, we unload our pet passengers from the plane directly into one of our airport facilities for pick up.

As of December 31, 2011, we served nine markets in the United States and offer scheduled coast-to-coast service.

Continuation of Company As A Going Concern

The Company has experienced net losses in each calendar quarter since our inception and, as of the year ended December 31, 2011, had an accumulated deficit of $(13,578,570). The Company incurred a net loss to common shareholders of $(7,513,562) during the year ended December 31, 2011. As a result of these conditions, the report of our independent registered accountants issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2011 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose all of their investment in us.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the twelve month period ending on December 31.

Principles of Consolidation

The consolidated financial statements presented above include the accounts of The PAWS Pet Company, Inc. and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Advertising Costs

Advertising and marketing costs of $78,747 and $84,403 were expensed as incurred in each of the years ended December 31, 2011 and 2010, respectively.

Other Receivables

Other receivables are carried at cost. They consist of amounts due from credit card companies associated with the sales of tickets for future travel.

Property and equipment

Property and equipment are stated at cost. Depreciation of computer equipment and software is computed using the straight line method over the estimated useful lives of the assets. Estimated useful lives of three to five years are used for computer equipment and software. The Company constructed a number of airport based facilities during 2010 and recorded the cost as leasehold improvements as a part of the build out of these spaces. These leasehold improvements are recorded at cost and are being amortized over the shorter of the estimated useful lives of three years or the accompanying lease term. Property and equipment sold, retired or disposed of, together with related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in income or loss. The interest expense amount subject to capitalization during the construction period of the airport based facilities was immaterial as of December 31, 2011 and 2010.

Long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. No long-lived assets were impaired as of December 31, 2011 and 2010.

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

Revenue Recognition

The Company recognizes revenue when it is earned. Tickets sold are initially deferred and revenue is recognized when the transportation is provided. Tickets sold but not used on the date of the flight can typically be re-used towards another flight for up to one year from the initial flight date. Tickets issues for flights that are cancelled can be refunded or can be used towards another flight. Unearned revenue is made up of tickets purchased for future flights and processed credit card transactions for ticket for future flights that have not taken place for the years ended December 31, 2011 and 2010.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Due to recurring net operating losses, there has been no provision for income taxes in the periods presented. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on recognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2009, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s consolidated financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.

Computation of Earnings per Share

In accordance with FASB ASC 260, “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Equity Based Award Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718-10 “Compensation – Stock Compensation” and ASC 505-50 “Equity Based Payments to Non-Employees.” ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations.

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $602,835 and $1,261,497 for the years ended December 31, 2011 and 2010, respectively.

Comprehensive Loss

The Company had no items of other comprehensive income or expense for the years ended December 31, 2011 and 2010, respectively. Accordingly, the Company’s comprehensive loss and net loss are the same for all periods presented.

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

Reverse Acquisition Accounting

On August 13, 2010, the Company completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc., a Florida corporation (the “Acquisition”), whereby the Company acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. in exchange for 25,000,000 shares of the Company’s common A shares, which constituted approximately 73% of the Company’s issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

The share exchange transaction with the Company was treated as a reverse acquisition, with Pet Airways, Inc.(Florida) as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when the Company refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the Company is referring to the business and financial information of Pet Airways, Inc. and its predecessors. Under GAAP guidance ASC 805-40, “Business Combinations – Reverse Acquisitions”, the Acquisition has been treated as a reverse acquisition with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

Accordingly, the effect of the Acquisition on the shareholders’ equity opening balances for common shares, par value and additional paid-in capital has been retroactively adjusted as shown below:

	Year Ended December 31, 2009 and 2008
	Common Stock $0.001 Par Value		Additional Paid-In
	Shares	Amount	Capital
Balance, December 31, 2008, pre-reverse acquisition	7,890,000	$ 7 8,900	$811,100
Share exchange adjustment	15,480,780	-	-
Par value adjustment, net	-	(55,529)	55,529
Balance, December 31, 2008, post-reverse acquisition*	2 3,370,780	$ 2 3,371	$866,629

Balance, December 31, 2009, pre-reverse acquisition	9,085,500	$ 9 0,855	$1,994,645
Share exchange adjustment	14,285,280	-	-
Par value adjustment, net	-	(67,484)	(1,128,016)
Common stock sales, post merger	3,541,162	3,541	1,191,959
Balance, December 31, 2009, post-reverse acquisition*	2 6,911,942	$ 2 6,912	$2,058,588

* Balances reflect both the effect of the share exchange completed for the Acquisition and change in common stock par value to $0.001 from $0.01.

The effect of the Acquisition on the calculation of net loss per share was not material.

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

Our current and non-current debentures payable obligations are valued using Level 3 inputs. The fair values of the obligations do not exceed their carrying cost and are fairly presented throughout our consolidated financial statements at December 31, 2011.

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

3. Property and Equipment

Property and equipment consist of the following at:

	For the Years Ended December 31,
	2011	2010
Equipment and furniture	$55,841	$39,526
Leasehold improvements	25,908	22,638
Airport facility equipment	18,626	18,626
Website development	155,824	87,756
	256,199	168,546
Less : accumulated depreciation and amortization	(101,665)	(38,587)
Property and equipment, net	$154,534	$129,959

Depreciation and amortization expense was $63,078 and $25,728 for the years ended December 31, 2011 and 2010, respectively.

4. Capital

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock, no par value. There were 46,201,182 and 38,314,615 shares of common outstanding as of December 31, 2011 and 2010, respectively. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

During the year ended December 31, 2011, the Company issued an aggregate of 835,816 shares of common stock and warrants exercisable into common stock to consultants for services valued at $711,125. During the year ended December 31, 2011, the Company issued no shares of common stock to employees for services rendered.

Pursuant to the terms of the unsecured, convertible debentures (“debentures”), the Company has elected to issue shares of common stock to satisfy the accrued interest due to the debenture holders on January 1, 2012. The interest that was due at December 31, 2011 is convertible into 22,167 common stock shares at conversion rates ranging from $0.40 to $0.50 per share.

There were no stock warrants or stock options exercised for the years ended December 31, 2011 and 2010.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, no par value. The 10,000,000 shares of preferred stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of December 31, 2011 and 2010, there were no shares of any series of preferred stock outstanding.

5. Private Placements

Common Stock Sale

Socius CG II, Ltd. Agreement

On June 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius, pursuant to which we secured $500,000 of immediate funding through the issuance and sale to Socius of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) we also issued to Socius a warrant to purchase up to 20,476,707 shares of our common stock, and (ii) Socius agreed to purchase from us up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of our newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”). The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein. In connection with the Purchase Agreement, we also agreed to issue an additional 1,126,735 shares of common stock to Socius on the 75th day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares were issued on August 18,2011. The warrant also does not permit issuance of common stock thereunder to the extent that such issuance would result in accredited investor and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock. All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

Under the terms and subject to the conditions of the Purchase Agreement, from time to time over the two-years following the Initial Purchase, beginning on August 17, 2011, at our sole discretion, we may sell to Socius, and Socius will be obligated to purchase, shares of the Preferred Stock. In order to effectuate such a sale, we will issue to Socius, subject to the terms and conditions of the Purchase Agreement (all of which conditions are outside of Socius’ control) one or more Preferred Tranche notices to purchase a certain dollar amount of such Preferred Stock (each such notice, a “Preferred Notice”). Upon receipt of a Preferred Notice, Socius will be obligated, subject to the terms and conditions specified in the Purchase Agreement (which conditions are outside of Socius’ control), to purchase the Preferred Stock subject to such Preferred Notice on the 10th trading day after the date of the Preferred Notice. Such conditions include, but are not limited to, the following: (i) the Common Stock must be listed for trading or quoted on a trading exchange or market, (ii) the representations and warranties that we made in the Purchase Agreement must be true and correct as if made on the date of each Preferred Notice (subject, however, to our ability to update disclosure exceptions to such representations and warranties through our SEC reports), (iii) we must not be in breach or default of the Purchase Agreement or any agreement entered into in connection therewith (the “Transaction Documents”), or any other material agreement that we have entered into, (iv) there shall have occurred no material, adverse effect involving us or our business, operations or financial condition since the date of the Initial Purchase, (v) the absence of any law or judicial action prohibiting the transactions contemplated by the Purchase Agreement, or any lawsuit seeking to prohibit or adversely affect such transactions, and (vi) all necessary governmental, regulatory or third party approvals and consents must have been obtained. The maximum amount of each Preferred Tranche is limited to a dollar amount of Preferred Stock equal to the lesser of (a) 20% of the cumulative dollar trading volume of the Common Stock for the 10 trading day-period immediately preceding the applicable Preferred Notice date and (b) $5.0 million less the amount of any previously noticed and funded Preferred Tranches. In addition, each Preferred Notice after the first Preferred Notice may not be given sooner than the trading day after the date on which the closing for the prior Preferred Tranche has occurred.

On June 3, 2011, in connection with our private placement transaction, we issued to Socius a five-year warrant to purchase up to 20,476,707 shares of Common Stock at an initial Exercise Price of $1.02 per share (the “Original Exercise Price”). The warrant is also exercisable on a cashless basis or through the issuance by the holder of a secured promissory note. Any secured promissory note issued in connection with an exercise of the warrant shall bear interest at 2% per year calculated on a simple interest basis. The entire principal balance and interest thereon shall be due and payable on the fourth anniversary of the date of the secured promissory note. Any such secured promissory note shall be secured by the borrower’s right, title and interest in certain securities held in the portfolio of the borrower with a fair market value equal to the principal amount of the secured promissory note. Additionally, any portion of the warrant may also be exchanged for shares of common stock based on a Black-Scholes calculation as more fully set forth in the warrant. The warrant contains certain provisions that protect against dilution in certain events such as stock dividends, stock splits and other similar events. In addition, the warrant has price-based anti-dilution protection in the event the that we issue securities at a value less than the Original Exercise Price, meaning the exercise price of the warrant would be adjusted down to the lowest applicable issuance price following the issuance of the warrant to prevent dilution to the holder. Pursuant to the warrant, any such anti-dilution adjustments shall be made on a pro-rata basis until such time as we have made dilutive issuances which exceed $5.0 million. The warrant shall not be exercisable or exchangeable by the holder (or any future holder) to the extent the holder (or such future holder) or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock as a result of such exercise or exchange.

In connection with the above transaction, the Company recorded a net charge to operations of $2,460,956 and a charge to additional paid in capital of $470,000. The value of the derivative warrant liability is $2,930,955 at December 31, 2011. In connection with this transaction the Company recorded deferred financing fees of $427,073.

December Private Placement

On December 29, 2011, we completed a private placement with three investors where we issued and sold a total of 280,000 shares of our common stock and a warrant to purchase 280,000 shares of our common stock at an exercise price of $0.20, for gross proceeds of $56,000. The exercise price equaled the quoted per share market price at the date of the sale of the shares.

6. Stock Options Plan

Stock Incentive Plan

The Company has a Stock Incentive Plan (the "Plan"). Under the Plan, at December 31, 2011 and 2010, the Company had 4,000,000, reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company's common equity at fair market value, as determined by the Company's Board of Directors, at the date of grant.

	Options	Number of	Average	Remaining
	Available for	Options	Exercise	Contractual Life
	Grant	Outstanding	Price	(in years)
Balance at December 31, 2009	—	—	—	—
Options Authorized	4,000,000	—	—	—
Options Granted	—	—	—	—
Options Cancelled or Expired	—	—	—	—
Options Exercised	—	—	—	—
Balance at December 31, 2010	4,000,000	—	—	—
Options Authorized	—
Options Granted	(1,222,000)	1,222,000	$0.17	9.63
Options Cancelled or Expired	5 0,000	(50,000)	$0.17
Options Exercised
Balance at December 31, 2011	2,828,000	1,172,000	$0.17	9.63

As at December 31, 2011, the Company had granted 1,072,000 options to purchase shares of our common stock to officers and employees with an exercise price of $0.17 per share and 100,000 options to purchase shares of our common stock to employees with an exercise price of $0.14 per share, the fair market value at the dates of grant. The options vest from zero to four years. The option compensation value will be expensed to operations over the option’s vesting schedule. Using the Black-Scholes option pricing model and on an estimated forfeiture rate, the fair value of options granted is $117,498. The total charged to operations in fiscal 2011 is $39,679.

As of December 31, 2010 there were no options outstanding.

7. Debt Obligations

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

At December 31, 2011, an aggregate of $475,000 and $350,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

Derivative liabilities, net of discounts, consist of the following for the year ended December 31, 2011

December 31,
2011
Principal amount 8% convertible debenture	$4 75,000
Principal amount 14% convertible debenture	350,000
Unamortized debt discount	(482,003)
Net carrying amount	$342,997

The discount is amortized as interest expense over the period of the debentures term. Interest expense of $556,437 was recorded in operations related to the amortization during the year ended December 31, 2011. This included $325,399 of accelerated amortization due to the conversion of $525,000 of 8% convertible debentures.

Warrants

On January 4, 2011, the Company issued a warrant with an exercise price of $1.00 for the purchase of 100,000 shares of common stock valued at $1.50 per share, or $150,000, as settlement of services rendered by non-employee in 2010, using the Black-Scholes option-pricing model with the following assumptions:

Stock Price	$1.50
Expected Term	3 years
Expected Volitility	718%
Dividend Yield	0.00%
Risk Free Rate	1.26%

On February 4, 2011, the Company issued a warrant with an exercise price of $1.00 purchase of 16,575 shares of common stock valued at $1.15 per share, or $19,061, as settlement of services rendered by non-employee in 2010, using the Black-Scholes option-pricing model based on the following assumptions:

Stock Price	$1.15
Expected Term	5 years
Expected Volitility	718%
Dividend Yield	0.00%
Risk Free Rate	1.31%

On June 3, 2011, the Company issued a warrant with an exercise price of $0.50 purchase of 875,000 shares of common stock valued at $0.70 per share, or $ 612,500, using the Black-Scholes option-pricing model based on the following assumptions:

Stock Price	$0.70
Expected Term	5 years
Expected Volitility	1479%
Dividend Yield	0.00%
Risk Free Rate	2.04%

On June 3, 2011, the Company issued a warrant with an exercise price of $1.02 purchase of 20,476,707 shares of common stock valued at $0.70 per share, or $14,333,694, using the Black-Scholes option-pricing model based on the following assumptions:

Stock Price	$0.70
Expected Term	5 years
Expected Volitility	1479%
Dividend Yield	0.00%
Risk Free Rate	2.04%

On December 29, 2011 the Company issued warrants with an exercise price of $0.20 purchase of 458,678 shares of common stock valued at $0.14 per share, or $64,215, using the Black-Scholes option-pricing model based on the following assumptions:

Stock Price	$0.12
Expected Term	5 years
Expected Volitility	1420%
Dividend Yield	0.00%
Risk Free Rate	1.30%

The aggregate intrinsic value of the warrants for purchase of common stock related to Socius, non-employees and the convertible debentures outstanding of 23,906,960 and 1,700,000 shares is $ 0 and $850,000 at December 31, 2011 and December 31, 2010, respectively.

A summary of the warrant activity for the year ended December 31, 2011 is as follows:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining Contracted	Aggregate
	Warrants	Price	(Years)	Intrinsic Value

Outstanding at December 31, 2010	1,700,000	$1.00	3.62	$ 8 50,000
Granted	1 16,575	$1.00	4.00	-
Granted	8 75,000	$0.50	4.93	-
Granted	20,476,707	$1.02	4.50	-
Granted	7 38,678	$0.20	4.99	-
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at December 31, 2011	23,906,960	$0.97	4.46	$ 8 50,000
Exercisable at December 30, 2011	23,906,960	$0.97	4.46	$ 8 50,000
Weighted Average Grant Date Fair Value		$0.70

8. Segment Information

As of December 31, 2011 and 2010, the Company operated as single segment. Internally management reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment

9. Income Taxes

As of December 31, 2011, the Company had deferred tax assets primarily consisting of its net operating loss carryforwards and capitalized start-up costs for tax purposes. However, because the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

With respect to tax years prior to 2010, the Company was taxed as a partnership. Accordingly, all of the losses of the Company flow through to the members of the partnership and the Company has no deferred tax assets or loss carryforwards from this period.

Deferred tax assets are comprised of the following components:

	Years Ended December 31,
	2011	2010
Current:
Deferred state taxes	$(9,309)	$(775)
Accruals and reserves	177,710	14,382
	168,401	13,607
Non-current:
Property, equipment and capitalized start up costs	91,698	120,379
Net operating loss carryforwards	2,311,023	782,724
Deferred state taxes	(126,600)	(48,691)
Beneficial conversion feature discount amortization	(127,755)	-
	2,148,366	854,412

Total deferred tax asset	2,316,767	868,019

Deferred tax asset valuation allowance	(2,316,767)	(868,019)

Net deferred tax asset	$-	$-

	Years Ended December 31,
	2011	2010
Reconcilation roll:
Book income (loss)	$(7,513,562)	$(4,055,905)
Income tax expense	1,700	-
Less : Flow through to Panther LLC	-	1,023,831
Subtotal	$(7,511,862)	$(3,032,074)

Permanent differences	$3,427,050	$1,123,689
Temporary differences	393,268	36,638

Tax loss	$(3,747,543)	$(1,937,072)

Net operating loss carryforwards	$(3,747,543)	$(1,937,072)

The valuation allowance for the deferred tax asset increased by $1,448,748 for the year ended December 31, 2011.

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

At December 31, 2011, the Company had available net operating loss carryforwards of approximately $5,192,000 for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2030 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carryforwards may be limited due to the ownership changes and the Company’s acquisitions.

At December 31, 2011, the Company had not filed the federal tax return for the year ended December 31, 2010.

10. Net Loss per Share

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of our convertible debt securities, stock options and warrants to purchase common stock.

11. Commitments and Contingencies

Operating lease commitments

Rent expense charged to operations were $443,866 and $254,897 for the years ended December 31, 2011 and 2010, respectively. The Company had four lease agreements with a term in excess of one year at December 31, 2011. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2011, were:

December
Year ended	31,
2012	$153,103
2013	108,725
2014	14,380
2015	-
2016	-
Thereafter	-
Total minimum lease payments	$276,208

Employment Agreements

The Company had no employment agreements at December 31, 2011 and 2010.

12. Legal Proceedings

There were no ongoing legal proceedings nor is the Company aware of any material un-asserted claims for the year ended December 31, 2011. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims other than those mentioned above that it believes will have, individually or in the aggregate, a material, adverse effect on its business, financial condition or operating results.

13. Going Concern Matters

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not presently have adequate cash from operations or financing activities to meet our long-term financing needs. As of December 31, 2011, we had $38,256 in cash on hand to use in executing our business plan. We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategies, so as to enhance our service offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, there is no assurance that funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

14. Subsequent Events

In January 2012, the Company suspended flight operations and stopped taking on line reservations. The Company will not resume regular flight operations until it has raised sufficient capital.

On February 23, 2012 the Company entered into an agreement to purchase 100% of the capital stock of Impact Social Networking Inc., a Georgia corporation in exchange for 7,394,056 shares of the Company's common stock, no par value per share. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the Sellers based upon the attainment by the Company of certain milestones.

On March 2, 2012, the Company received net proceeds of $45,000 as a result of the Securities Purchase Agreement with Asher Enterprises, Inc. for the sale of a Convertible Promissory Note in the principal amount of $47,500. The Note, which is due on November 29, 2012, bears interest at the rate of 8% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of Asher at any time after 180 days from February 27, 2012 at a conversion price equal to a 42% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The note has a beneficial conversion feature of $34,397 that will be amortized over the life of the note.

ITEM9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules13a-15(e) or 15(d)-15(e) under the Exchange Act as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, subject to the inherent limitations noted in this Part II, Item 9A,as of December 31, 2011 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2011:

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

(4) we do not have a functioning audit committee nor do we have a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

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

Managements Remediation Initiatives.

In order to remedy the identified material weaknesses and other deficiencies and enhance our internal controls, management intends to initiate, when funding permits, the following series of measures:1) create a financial position that adequately segregates financial duties consistent with control objectives; 2) hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and 3) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will perform the over sight in the establishment and monitoring of required internal controls and procedures including but not limited to a) review and approval of significant transactions; b) selection and approval of the services of the independent registered public accounting firm; and c) review and approval of the report of the registered independent certified public accountants on the required periodic external reports, which person shall qualify as an “audit committee financial expert.”.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position

Dan Wiesel	56	Chairman, Chief Executive Officer and Director

Andrew C. Warner	48	President and Chief Financial Officer and Director

Alysa Binder	48	Executive Vice President and Chief Development Officer and Director

Charles A. Lynch	84	Director

Business Experience

We believe that our board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe the experience, qualifications, or skills in the following areas are most important: accounting and finance; sales and marketing; strategic planning; human resources and development practices; and board practices from other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes of each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows;

Dan Wiesel co-founded Pet Airways in 2005 and has served as our Chairman of the board of directors and Chief Executive Officer since August 2009. Mr. Wiesel has also served as our President and Chief Financial Officer until January 2011. From 1983 to 1985, Mr. Wiesel served as Vice President of Acquisitions for a national real estate investment company, where Mr. Wiesel was responsible for the negotiation and purchase of over $300 million in commercial real estate. Subsequently, in 1985 Mr. Wiesel founded The Wendemere Group, a real estate development firm, which built custom homes with a total value of more than $20 million. In 1990, Mr. Wiesel founded StitchIt Corporation, a manufacturer of women’s swimwear. In 1995, as principal of Interlink Recruiting, Mr. Wiesel was responsible for the creation of this boutique executive recruiting firm. Mr. Wiesel holds an MBA in Entrepreneurship from the University of Southern California and holds a private pilot’s license. As a result of these and other professional experiences, Mr. Wiesel possesses particular knowledge and experience in business development, sales strategy and management that strengthen the board’s collective qualifications, skills, and experience.

Andrew C. Warner joined our board of directors in August 2010 and was appointed our President and Chief Financial Officer in January 2011. From 2009 to 2010, Mr. Warner served as Chief Financial Officer of EnergyConnect Group Inc. Prior to that date, Mr. Warner was an independent consultant to emerging technology companies. From 2005 to 2007, Mr. Warner served as Chief Financial Officer of SmartDisk Corporation, a leading provider of storage solutions, which was sold to Verbatim in 2007. From 2003 to 2005, Mr. Warner was co-founder and Chief Executive Officer of Zio Corporation, a digital consumer electronics’ company sold to SmartDisk Corporation in 2005. From 1999 to 2003, Mr. Warner served as Chief Financial Officer of SCM Microsystems, a publically held company in the security and consumer products market. Mr. Warner also served as Executive Vice President of the Consumer Products division as well as President of SCM Microsystems' North American operations. Prior to that, Mr. Warner held senior finance positions at Dazzle Inc. and Madge Networks N.V. Mr. Warner is an Associate Member of the Chartered Institute of Management Accounts (UK) and holds a BA with honors from Humberside University. Mr. Warner possesses particular knowledge and experience in business development, sales strategy and management that strengthen the board’s collective qualifications, skills, and experience.

Alysa Binder co-founded Pet Airways in 2005 and has served as our Executive Vice President and Chief Development Officer since August 2009. Ms. Binder began her career in the premium incentive industry, responsible for marketing and sales to large corporate customers. Ms. Binder later founded a retail jewelry operation, expanding the business to include custom creations for high-profile clients. In 1995, Ms. Binder founded Interlink Recruiting. Ms. Binder is Dan Wiesel’s wife. In 2005, Ms. Binder joined Dan in founding Pet Airways. As a result of these and other professional experiences, Ms. Binder possesses particular knowledge and experience in business development, strategic planning and marketing that strengthen the board’s collective qualifications, skills, and experience.

Charles A. Lynch has served as a member of our board of directors since March 2011. Since 1989, Mr. Lynch has served as Chairman of Market Value Partners. Prior to joining our board of directors, from 2006 to 2009, Mr. Lynch served as Chairman of Corazonas Foods Inc. Prior to that, from 2004 to 2008, Mr. Lynch was Chairman and Chief Executive Officer of nSpired Natural Foods. Mr. Lynch graduated from Yale University with a Bachelors of Science in industrial administration and later received an honorary doctor of laws from Golden Gate University. Mr. Lynch is the former Chairman of The California Business Roundtable, the Palo Alto Medical Foundation, and the United Way of the Bay Area. As a result of these and other professional experiences, Mr. Lynch possesses particular knowledge and experience in board practices; international business and strategic planning that strengthen the board’s collective qualifications, skills, and experience.

Directors serve at the discretion of the board of directors. Executive officers are appointed by and serve at the discretion of the board of directors.

Family Relationships

Mr. Wiesel, our Chief Executive Officer and Chairman of our board of directors, and Ms. Binder, our Executive Vice President and a director, are married.

Compliance with Section 16(a) of the Exchange Act

The SEC has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Exchange Ac. Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. All reporting persons are required by SEC regulations to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that the Daniel T. Zagorin Trust, Ms. Binder and Mr. Wiesel failed to timely file a Form 3 and Mr. Warner failed to file a Form 3 and Form 4.

Audit Committee and Audit Committee Financial Expert

Due to the size of our operation, members of the board of directors serve collectively as the Audit Committee and have primary responsibility for monitoring the quality of internal financial controls and ensuring that the financial performance of our company is properly measured and reported on. It receives and reviews reports from management and auditors relating to the annual, periodic and interim accounts and the accounting and internal control systems in use throughout our company.

Our Audit Committee also consults with our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates’ inquiries into aspects of our financial affairs. Our Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee meets not less than quarterly and has unrestricted access to our auditors.

Audit Committee member, Andrew Warner, will qualify as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The designation of Mr. Warner as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and our Board of Directors, and his designation as an “audit committee financial expert” pursuant to this SEC requirement will not affect the duties, obligations or liability of any other member of our Audit Committee or Board of Directors. Mr. Warner is not independent of our management.

Code of Business Conduct and Ethics

Due to our small size and limited number of persons comprising our management, we have not adopted a code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at The PAWS Pet Company, Inc. 777 E. Atlantic Avenue Suite C2 265, Delray Beach, Florida 33483. In general, all shareholder communications delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with shareholder’s instructions. However the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows the compensation for years 2011 and 2010 awarded to or earned by our Chairman and Chief Executive Officer, President and Chief Financial Officer and Executive Vice President and Chief Development Officer as of December 31, 2011. There were no other highly compensated executive officers serving in such capacities as of December 31, 2011. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers or NEOs.”

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(3)	($)(2)	($)
Dan Wiesel	2011	$245,000	$-	$-	$-	$245,000
Chairman of the Board and Chief Executive Officer	2010	$-	$-	$50,000	$230,000	$280,000

Andrew Warner	2011	$210,000	$-	$-	$-	$210,000
President and Chief Financial Officer	2010	$-	$-	$2,300	$17,500	$19,800

Alysa Binder	2011	$200,000	$-	$-	$-	$200,000
Executive Vice President and Chief Development Officer	2010	$-	$-	$50,000	$150,000	$200,000

Joseph A. Merkel	2011	$-	$-	$-	$-	$-
Former Chief Executive Officer and President (4)	2010	$-	$-	$-	$-	$-

Kevin T. Quinlan	2011	$-	$-	$-	$-	$-
Former Chief Financial Officer and Controller (5)	2010	$-	$-	$-	$-	$-

(1)	Includes accrued salary of $143,294 $113,750 and $113,333 to Mr. Wiesel, Mr. Warner and Ms. Binder at December 31, 2011.

(2)	Represents payments of $230,000, $17,500 and $150,000 to Mr. Wiesel, Mr. Warner and Ms. Binder, respectively, made for consulting, development and strategic advisory services in 2010.

(3)	In April 2010 we granted Mr. Warner 21,675 shares of restricted stock, all of which were fully vested upon grant. We recorded at grant date $2,300 fair value of the award calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. In May 2010, we granted to each of Mr. Wiesel and Ms. Binder 1,481,038 shares of restricted stock, all of which were fully vested upon grant. We recorded a grant date $50,000 fair value of the awards Mr. Wiesel and Ms. Binder each received, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718, as disclosed in Notes 2 and 7 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2010. We have not entered into any employment agreements with our named executive officers.

(4)	Mr. Merkel resigned as our Chief Executive Officer, President and as a member of our Board of Directors effective August 13, 2010.

(5)	Mr. Quinlan resigned as our Chief Financial Officer, Controller and as a member of our Board of Directors effective August 13, 2010.

We have not entered into any employment agreements with our named executive officers. All of the 2011 compensation provided to our named executive officers in 2011 consisted of payments for consulting, management and advisory services.

OUTSTANDING EQUITY AWARDS AT YEAR-END

As of December 31, 2011, there were 800,000 outstanding unvested awards owned by our named executive officers at an exercise price of $0.17 and expire in July 2021. At December 31, 2010, there were no outstanding unvested awards owned by our named executive officers.

DIRECTOR COMPENSATION

Effective March 2011, we pay each non-employee director a fee of $1,500 for each “in-person” board or committee meeting and $500 for every telephonic board or committee meeting. All directors are reimbursed for all reasonable expenses incurred in connection with the performance of their respective duties as a director. Our board of directors has determined that Mr. Charles Lynch is “independent” as that term is defined in Rule 4200(a) of the Nasdaq listing standards. During our fiscal year ended December 31, 2011, we accrued an aggregate of $3,000 to the members of our board of directors for attending in-person board meetings and an aggregate of $ 0 for attending telephonic board meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of The PAWS Pet Company, Inc., 777 E Atlantic Avenue C2 264, Delray Beach, FL, 33483.

Name of Beneficial Owner	Amount and Nature of beneficial Ownership (1)	Percent of Class (2)
Officers and Directors

Dan Wiesel and Alysa Binder (3)	17,123,273	37.1%
Andrew C. Warner (4)	288,342	0.6%
Charles Lynch	-	-
All officers and directors as a group (4 persons)	17,411,615	37.7%

5% Security Holders

Socius CG II Ltd (5)	24,315,590	36.2%
The Daniel T. Zagorin Trust (6)	7,444,078	16.1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 46,201,182 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1) as of December 31 2011. For each beneficial owner above, any options exercisable within 60 days are included in the denominator.

(3)	Dan Wiesel and Alysa Binder are husband and wife and own their shares jointly with right of survivorship.

(4)	Includes 266,667 vested stock options.

(5)	Includes 20,935,385 warrants.

(6)	Daniel T. Zagorin has voting and dispositive control over the shares held by the Daniel T. Zagorin Trust.

Equity Compensation Plan Information

The following is certain information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be issued upon the exercise of options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity Compensation Plans approved by security holders	$-	$-	$-
Equity Compensation Plans not approved by security holders	1,172,000	$0.17	2,828,000

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the “Plan”). Under the Plan at December 31, 2011 and 2010 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

We have issued 1,172,000 and zero options under the Plan as of December 31, 2011 and 2010 respectively.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions through December 31, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or approximately five percent of the average of our total assets at year end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	These fees totaled $445,000, $380,000 and $240,839, for the twelve months ended December 31, 2011 and years ended December 31, 2010 and 2009, respectively. For the twelve months ended December 31, 2011, we paid to Mr. Wiesel, our Chairman and Chief Executive Officer and Ms. Binder, our Executive Vice President and Director, the aggregate amounts of $245,000 and $200,000, respectively, for consulting, development and strategic advisory services. For the years ended December 31, 2010, we paid to Mr. Wiesel, our Chairman and Chief Executive Officer and Ms. Binder, our Executive Vice President and Director, the aggregate amounts of $230,000 and $150,000, respectively, for consulting, development and strategic advisory services.

●	In November 2010, we issued to the Daniel T. Zagorin Trust, who was at that time and remains a holder in excess of 5% of our issued and outstanding shares of common stock, 4,000,000 shares of common stock at a price of $0.50 per share for gross proceeds of $2,000,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Director Independence

Pursuant to Item 407 (a) (i)(ii) of regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000 (a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to such rules, we have determined that Mr. Lynch is independent. Our board of directors has not created separately designated standing committees and only Mr. Lynch is “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock market. Officers are appointed annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The fees billed for professional services rendered by KBL LLP, our independent accountant, for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010 and the review of the consolidated financial statements included in each of our interim reports during the years ended December 31, 2011 and 2010 were $61,750 and $40,300 respectively.

Audit Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2011 and 2010, respectively.

Tax Fees

During the fiscal years ended December 31, 2011 and 2010, respectively, there were no fees billed for tax compliance, tax advice and /or tax planning by our independent accountants. The fees billed for professional services rendered by SingerLewak LLP for our annual consolidated financial statements for the years ended December 31, 2011 and 2010 were $12,500 and $12,350 respectively.

All Other Fees

During the years ended December 31, 2011 and 2010, there were additional fees of $8,250 and zero, respectively billed for products and services provided by the independent accountant.

Audit Committee Approval

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors including the scope of accounting services to be perform

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Reference is made to Item 8. Financial Statements and Supplementary Data of this Annual Report.

List of Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the shareholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KBL, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

PETAIRWAYS, INC.

By:	/s/ Dan Wiesel
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title

/s/Dan Wiesel	Chairman of the Board of Directors and Chief Executive Officer
Dan Wiesel	Date: March 30, 2012

/s/Andrew C. Warner	Director, President and Chief Financial Officer
Andrew C. Warner	Date: March 30, 2012

/s/Alysa Binder	Director and Chief Development Officer
Alysa Binder	Date: March 30, 2012

/s/Charles Lynch	Director
Charles Lynch	Date: March 30, 2012

