Form 10-Q
period 2012-03-31
PAWS Pet Company, Inc.
filed 2012-05-14
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-130446

THE PAWS PET COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 E. Atlantic Ave, Suite C2-264, Delray Beach, Fl.	33483
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X] No [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as May 14,2012 was 61,653,041 shares.

THE PAWS PET COMPANY, INC.

TABLE OF CONTENTS TO FORM 10-Q

			Page
Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)	F-1
		Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-1
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	F-2
		Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2012 and 2011	F-3
		Notes to Condensed Consolidated Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

	Item 4.	Controls and Procedures	9

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	9
	Item 1A.	Risk Factors	9
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
	Item 3.	Defaults Upon Senior Securities	10
	Item 4.	Mine Safety Disclosures	10
	Item 5.	Other Information	25
	Item 6.	Exhibits	10

SIGNATURE			11

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,062	$38,256
Receivable due from credit card clearing house	24,373	59,418
Prepaid expenses	8,090	1,537
Deferred financing fee	427,073	427,073
Total current assets	478,598	526,284

Property and equipment, at cost	256,199	256,199
Less: accumulated depreciation and amortization	(119,362)	(101,665)
Property and equipment, net	136,837	154,534

Security deposits and other	39,689	39,689
Total assets	$655,124	$720,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
8% debenture, net of debt discount of $30,730 at March 31, 2012	$16,770	$-
Accounts payable	1,020,051	945,083
Accrued expenses	1,267,322	965,577
Total current liabilities	2,304,143	1,910,660

Convertible debentures, net of debt discount of $412,513 and $482,003 at March 31, 2012 and December 31, 2011, respectively	412,487	342,997
Warrant liability	2,297,186	2,930,955
Total liabilities	5,013,816	5,184,612

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized, 53,782,091 and 46,201,182 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	10,213,363	9,114,465
Accumulated deficit	(14,572,055)	(13,578,570)
Total stockholders' deficit	(4,358,692)	(4,464,105)
Total liabilities and stockholders' deficit	$655,124	$720,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenue	$-	$392,486
Cost of revenue	5,843	599,928
Gross loss	(5,843)	(207,442)

Operating expense:
Sales, general and administration	1,543,502	998,465

Loss from operations	(1,549,345)	(1,205,907)

Other income (expense):
Interest income	-	2
Interest expense	(77,909)	(409,352)
Warrant liability valuation, net	633,769	-
Other income (expense), net	555,860	(409,350)

Loss before income taxes	(993,485)	(1,615,257)
Provision (benefit) for income taxes	-	-

Net loss	$(993,485)	$(1,615,257)

Net loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average shares used in calculation of basic and diluted net loss per share	49,343,243	39,629,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(993,485)	$(1,615,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,698	11,278
Equity based compensation	8,391	-
Warrant valuation, net	(633,769)	-
Amortization of debt discount	73,156	358,869
Common shares issued for acquisition of Impact Social Networks	1,035,168	-
Warrants issued in lieu of cash for services rendered by non-employees	-	139,061
Common shares issued in lieu of cash to Intellicell for license fee	16,500	-
Common shares issued in lieu of cash for interest and services rendered by non-employees	4,442	-
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	35,045	60,000
Prepaid expenses	(6,553)	(26,917)
Security deposits and other	-	(4,938)
Accounts payable	74,968	(159,134)
Accrued expenses	301,745	129,363
Unearned revenue	-	(16,348)
Net cash used in operating activities	(66,694)	(1,124,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(23,020)
Net cash used in investing activities	-	(23,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	47,500	-
Net cash provided by financing activities	47,500	-
Net change in cash and cash equivalents	(19,194)	(1,147,043)
Cash and cash equivalents at beginning of period	38,256	1,511,057
Cash and cash equivalents at end of period	$19,062	$364,014

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-
Interest expense	$-	$-
Non-cash transactions:
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$-	$525,000
Common shares issued in 2011 for services rendered in 2010 by non-employees	$-	$298,824
Common shares issued in 2011 in lieu of cash for 2010 interest due	$-	$157,062
Warrants issued in 2011 for services rendered in 2010 by non-employee	$-	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”) and Impact Social Networks, Inc.(“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2012 and 2011.Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company had $19,062 and $38,256, respectively, in cash and cash equivalents to use in executing its business plan. For the three months ended March 31, 2012, the Company generated no revenues and recorded a net loss of $(993,485) including non-cash charges of $(1,035,168) in acquisition expenses following the acquisition of the technology assets from Impact Social Networks, a $633,769 non-cash credit form derivative valuation adjustments and $(77,909) in interest expense to be paid with common shares. For the year ended December 31, 2011, the Company generated $1,584,432 in revenues and recorded a net loss of $(7,513,562). As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2011 as to the substantial doubt about the Company’s ability to continue as a going concern. As further described in Footnote 2 “Equity” to the unaudited condensed consolidated financial statements, on June 3, 2011 the Company issued 2,253,470 shares of common A stock (“common stock”) and a warrant to purchase 20,476,707 shares of common stock at a price of $1.02 per share to Socius CG II, Ltd. (“Socius”) for cash of $500,000 and secured an equity line of credit for up to $5 million subject to the Company meeting certain conditions.

The Company will require up to $2 million in additional working capital to continue its operations during the next 12 months and to support its long-term growth strategies. If the Company does not meet the conditions permitting draw downs under its financing arrangement with Socius, the Company may be required to seek alternative funding through one or more sources and credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates or other terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise the necessary additional financing when needed, the Company may be required to stop developing technologies, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.

The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that the Company has limited financial resources. The Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below.

Revenue Recognition

The Company recognizes revenue when the earnings process is completed. In the Company’s Pet Airways business, the earnings process is complete when the scheduled flight service, or a replacement flight service, purchased by the buyer has been delivered. Revenue from tickets sold prior to schedule flights is initially recorded as unearned revenue, net of any discounts, and is recognized as revenue in the period when the scheduled service has been provided or offered to the buyer as agreed. In the ordinary course of the Company’s business, a portion of the tickets sold are sometimes not used by the buyer on the agreed date of the flight. In such cases, for a nominal change fee, the Company will issue to holders of unused tickets a “voucher” which stated value can be applied toward the purchase of a flight for up to one year. Accordingly, the change fee is earned when the voucher is issued and the stated voucher value remains unearned until recorded as revenue upon the earlier of the vouchers expiration date or delivery of the flight service that it was applied to. Tickets purchased for scheduled flights that are cancelled by the Company may be refunded or applied towards another flight at the buyer’s request. Refunds processed are removed from unearned revenue. Any inconvenience cost incurred by the Company for the benefit of the buyer is charged to cost of revenue when incurred. Fees charged by the credit card processors for handling the ticket sales are recorded to cost of sales at the time the tickets are sold due to the relatively short period of time between the sale of a ticket and providing the scheduled transportation service.

For our social media application we expect to generate revenues from the sale of advertising space within the application. Revenues are recognized where there is evidence of a contractual arrangement, we have delivered our obligations based on the contract, pricing can be determined and there is a reasonable expectation that the associated receivable can be collected. Advertising revenue is expected to be generated from the display of advertisements on our platform. The arrangements will be evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. We will recognize revenue from the display of impression-based advertisements on our application in the contracted period when the impressions are delivered. Impressions are considered delivered when an advertisement appears in pages delivered to users. We also recognize revenue from the delivery of click-based advertisements on our website. Revenue associated with these advertisements is recognized in the period that a user clicks on an advertisement.

The Company is not currently generating revenues from its social media application.

Derivative Liabilities

The Company has utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type includes Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options”. Accordingly, the Company has used the Black-Scholes option-pricing model as its method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (“BCF”) and warrant equity component are recorded to additional paid in capital (“APIC”) with an offset discount to the principal value of the convertible debenture. The Company has used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. The Company records to interest expense the unamortized discount value associated with a debenture converted in a period.

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

Reservation System and Development Costs

The Company accounts for reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs.” All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application are expensed in the month when they inccurred.

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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful life of the assets (three to five years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in operating income or loss.

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

2. Business Overview and Organizational History

Business Overview

From inception until January 2012, the Company, through its wholly-owned subsidiary, Pet Airways, operated an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners booked their pets on flights online at the Company’s website or booked with its agents by phone. On the day of the scheduled flight, pet owners dropped off their pets at one of the Company’s facilities located at the departure airport. The Company placed the pet passengers into a pet-friendly carrier and then boarded the carrier into the main cabin of the aircraft. The Company ran a scheduled coast to coast service. By the end of January 2012, the Company suspended flight operations due to low bookings and insufficient capital and in April 2012 decided to cease airline operations.

On February 23, 2012, the Company acquired 100% of the issued and outstanding capital of Impact Social Networks, Inc. (“ISN”), a GA corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregives.

On March 16, 2012, the Company launched a beta version of a social media application called “Pawdoodle.” This is an application that can be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. We believe Pawdoodle is the first social networking application that has been developed specifically for pet owners and pet caregivers that works across a number of social media platforms. By using Pawdoodle, pet owners can build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allows pet owners to store pet microchip data. We plan to add additional features to Pawdoodle such as host pages for celebrity pets, include information on veterinary offices and pet care organizations over the coming months.

We are not currently generating revenues from Pawdoodle. Our focus over the coming months will be to build the user base of this application with the expectation that we will be able to generate revenues in the future from selling advertising space on our social network application to pet-related businesses and from data mining of our user base. We expect we will need to have at least 1.5 million users before we will be able to generate revenues by charging for advertising space within the application.

Organizational History

The Company was incorporated in the State of Illinois on June 6, 2005 as American Antiquities, Inc. In June 2010, the Company formed Pet Airways by the conversion of successor entity Panther Air Cargo, LLC (“Panther Air”) a limited liability company. Effective the date of the conversion, Panther Air began operating as Pet Airways, Inc. (Florida).

On August 13, 2010, the Company completed a reverse acquisition transaction through a share exchange with Pet Airways (the “Acquisition”), whereby the Company acquired 100% of the issued and outstanding capital stock of Pet Airways in exchange for 25,000,000 shares of the Company’s common stock, which constituted approximately 73% of its issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

Upon completion of the Acquisition, the Company changed its name from American Antiquities, Inc. to Pet Airways, Inc. and commenced trading under the symbol “PAWS” on the OTC QB. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the SEC. OTC QB securities are quoted on OTC Markets Group’s quotation and trading system. On July 27, 2011, the Company filed Articles of Amendment to amend its Articles of Incorporation to change its name to The PAWS Pet Company, Inc.

The share exchange transaction was treated as a reverse acquisition for accounting purposes, with Pet Airways as the acquirer and The PAWS Pet Company, Inc. as the acquired party. Unless the context suggests otherwise, references in this report to business and financial information for periods prior to the consummation of the reverse acquisition, refer to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the companies’ assets and liabilities.

In January 2012, the Company suspended flight operations.

On February 23 2012, the Company acquired the 100% of the issued and outstanding capital of Impact Social Networks, Inc. (“ISN”), a GA corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregives.

3. Equity

Preferred Stock Authorized

On May 27, 2011, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Illinois that designated 500 such shares as Series A Preferred Stock (the “Preferred Stock”). A summary of the Certificate of Designations is set forth below:

Ranking and Voting. The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, and any other classes of stock or series of preferred stock of the Company other than a class or series of preferred stock intended to be listed for trading and (ii) junior to any and all existing and future indebtedness of the Company.

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

Redemption. The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius CG II, Ltd. (“Socius”), any or all of the Preferred Stock at any time at a redemption price per share equal to $10,000 per share of Preferred Stock, plus any accrued but unpaid dividends with respect to such share of Preferred Stock (the “Series A Liquidation Value”).

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. On March 31, 2012, no shares of Series A preferred stock were outstanding.

Socius CG II, Ltd. Financing

On June 3, 2011, the Company entered into a securities purchase agreement with Socius, pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustments). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible shares of Preferred Stock from the Company until June 2013, subject to the Company meeting certain conditions.

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

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and to additional paid in capital of $470,000. In connection with this transaction the Company recorded deferred financing fees of $843,957 at June 30, 2011. At March 31, 2012, the deferred financing fees were $427,073.

On December 29, 2011, an additional 458,678 warrants were issued to Socius with an exercise price of $0.20 per share to reflect an anti-dilution adjustment.

On February 23, 2012, an additional 4,336,503 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On March 2, 2012, an additional 252,499 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

The value of the derivative warrant liability was$2,297,186 and $2,930,955 at March 31, 2012 and December 31, 2011, respectively

Common Stock Issued

On February 23, 2012, pursuant to the share exchange agreement by which the Company acquired ISN, the Company issued 7,394,056 shares of its common stock, no par value per share. These shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

Warrants

On February 23, 2012, 4,336,503 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On March 2, 2012, 252,499 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at March 31, 2012 we had 4,000,000 shares approved and reserved and at December 31, 2011 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At March 31, 2012 and December 31, 2011 the Company had 1,172,000 shares issued under the plan and 2,828,000 available for issuance.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors.

4. Debt Obligations

Extinguishment of 14% Debenture

In June 2010, Pet Airways issued a $250,000 principal amount unsecured debenture, with an interest rate of 14% per annum and a maturity date of June 18, 2011 (“14% debenture”). Interest on the 14% debenture is payable quarterly starting January 1, 2011. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

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

On March 2, 2012 the Company issued an 8% convertible debenture, with a principal balance of $47,500, and a maturity date of November 29, 2012.

At March 31, 2012, an aggregate of $522,500 and $350,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

Debt Discount

On February 23, 2012, the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature was determined to be $34,397 and has been recorded as debt discount..

For the three month period ended March 31, 2012, the Company amortized to interest expense using the effective interest method $73,156 of the debt discount related to the convertible debentures.

At March 31, 2012 and December 31, 2011, the aggregate unamortized debt discount was $443,243 and $482,003, respectively. The unamortized debt discount at March 31, 2012 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	March, 31	December
	2012	31, 2011
Principal amount 8% convertible debenture	$522,500	$475,000
Principal amount 14% convertible debenture	3 50,000	350,000
Unamortized debt discount	(443,243)	(482,003)
Net carrying amount	$429,257	$342,997

Equity component (recognized in Additional paid-in capital)	$824,528	$790,131

5. Commitments and Contingencies

The Company leases space for certain of its offices and airport facilities under leases expiring from one month to three years after March 31, 2012. Rent expense was $69,793 for the three months ended March 31, 2012. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the four periods ending March 31, 2012 through 2015 are $225,337, $141,196, $20,223,respectively, and zero in later years.

The Company,from time to time, is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

There are no other proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

The Company is self-insured and has not accrued a reserve against potential loss.

6. Net loss per share

The Company computes net loss per share in accordance with GAAP. Basic net loss per share is computed by dividing net loss attributable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, warrants, and convertible debentures using the treasury stock method.

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(Unaudited)
Numerator:
Net income (loss), basic	$(993,485)	$(1,615,257)
Effect of interest expense and discount amortization	- (1)	-
Net income (loss), dilutive	$(993,485)	$(1,615,257)
Denominator:
Weighted shares outstanding, basic	49,343,243	39,629,350
Effect of dilutive securities:
Convertible de bentures and warrants	- (1)	-
Weighted shares outstanding, dilutive	49,343,243	39,629,350

Net income (loss) per share, basic	$(0.02)	$(0.04)
Net income (loss) per share, dilutive	$(0.02)	$(0.04)

7. Subsequent Events

On April 2, 2012 the Company issued and sold 200,000 shares of common stock for gross proceeds of $10,000 to one investor.

On April 10, 2012 the Board of Directors approved the issuance of 4,970,950 shares of common stock to consultants for services rendered and 1,200,000 to officers and directors resulting in a charge to operations of $740,514. On April 20, 2012 the Company issued 1,500,000 shares of our common stock to consultants for services rendered valued at $180,000.

On April 25, 2012 the Company issued and sold a convertible note with a principal face amount of $27,500; the note is due January 18, 2013. This convertible debenture is subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $27,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This report includes statements that may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts, including, without limitation, statements regarding future financial position, business strategy, budgets, projected sales, projected costs, and management objectives, are forward-looking statements. Terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof, any variation thereon or similar terminology are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from the Company’s expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; the Company’s ability to execute its business plan; its ability to control costs; its ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 and other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in its expectations or events after the date hereof.

Business Summary

Our mission is to connect the world through pets. From inception until January 2012, the Company through its wholly-owned subsidiary, Pet Airways operated an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners booked their pets on flights online at the Company’s website with its agents by phone. Flights could be booked up to three months before the scheduled departure date. Payment for the flights was made with credit card. On the day of the scheduled flight, pet owners dropped off their pets at one of the Company’s airport facilities located at the departure airport. The Company’s airport facilities were for the pets delivered for a flight and functions foremost as a staging, inspection, exchange and observation area for the Company’s staff and the pets under its care pending there flight departure or scheduled layover. The Company placed the pet passengers into a pet-friendly carrier and then boarded the carrier into the main cabin of the aircraft. Pet passengers flew in the main cabin of the specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The Company carried domesticated animals. The Company had a pet attendant on each flight that is responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, pet passengers were unloaded from the plane directly into one of the Company’s airport facilities for pick up.

The Company did not own its own aircraft. The Company had a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska who has two Beechcraft 1900 aircraft configured to carry a maximum weight limit of approximately 5,400 lbs. of pets. The Company relied on Suburban Air to provide the aircraft, pilot and ensure the aircraft complies with all appropriate FAA regulations. The Company did not have a written agreement with Suburban Air however under the non-written agreement, provides the aircraft, pilot, ensures the aircraft complies with all appropriate FAA regulations and operates the flights according to the Company’s schedule. The Company flew one aircraft on its coast-to-coast service. We have discontinued these operations.

On February 23, 2012, the Company acquired the 100% of the issued and outstanding capital of Impact Social Networks, Inc. (“ISN”), a GA corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregives.

On March 16, 2012 the Company launched a beta version of a social media application called “Pawdoodle.” This is an application that can be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. We believe Pawdoodle is the first social networking application that has been developed specifically for pet owners and pet caregivers that works across a number of social media platforms. By using Pawdoodle, pet owners can build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allows pet owners to store pet microchip data. We plan to add additional features to Pawdoodle such as host pages for celebrity pets, include information on veterinary offices and pet care organizations over the coming months.

We are not currently generating revenues from Pawdoodle. Our focus over the coming months will be to build the user base of this application over the coming months with the expectation that we will be able to generate revenues in the future from selling advertising space on our social network application to pet related businesses and from data mining our user base. We expect we will need to have at least 1.5 million users before we will be able to generate revenues.

Outlook

The Company believes that there is a large market for its social media networking technologies that allow pet owners and pet caregivers to interact using existing social networking tools such as Facebook, Twitter and Google Plus. The Company believes it is the first to market with a social media application designed specifically for connecting pat owners and pet caregivers that works within existing social networking platforms. The Company does however face competition from the existing social networking platforms such as Facebook who could decide to develop their own pet centric applications. Potential competitors may have substantially more users and financial resources. Potential users of our applications may find the small size and limited resources of the Company to be negative.

The Company’s primary strategic objective is to increase the number of users of its applications, so it can charge potential advertisers for space within the application. We intend to employ a number of marketing techniques to increase user growth including hosting pages for celebrity pets, working with pet shelters and pet rescue organizations on pet adoptions and working with internet based search organization for missing pets such as the Emergency Pet Location Foundation. The Company also intends to add additional features to its social networking application that will attract new users and encourage existing users to interact on a regular basis. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that it operates in a niche market, that it has limited financial resources, and continues to face an uncertain economic environment. Accordingly, the Company may not be successful in addressing such risks and difficulties.

Critical Accounting Policies

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the interim financial statements, the Company utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to other companies in its industry. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to its business.

There have been no material changes during the three months ended March 31, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

Comparison of the three months ended March 31, 2012 and 2011, respectively.

	Three months ended March 31,				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$392,486	100%	$(392,486)	-100%
Cost of revenue	5,843	*	599,928	153%	(594,085)	-99%
Gross loss	(5,843)	*	(207,442)	-53%	201,599	-97%

Operating expenses:
Sales, general and administration	1,543,502	*	998,465	254%	(545,037)	-55%

Loss from operations	(1,549,345)	*	(1,205,907)	-307%	(343,438)	28%

Other income (expense):
Interest income	-	*	2	0%	(2)	-100%
Interest expense	(77,909)	*	(409,352)	-68%	331,443	-81%
Derivative warrant valuation expense, net	633,769	*	-	0%	6 33,769	*
Other income (expense), net	555,860	*	(409,350)	-104%	965,210	*

Loss before income taxes	(993,485)	*	(1,615,257)	-412%	621,772	-38%
(Provision) benefit for income taxes	-	0%	-	0%	-	*

Net loss	$(993,485)	*	$(1,615,257)	-412%	$621,772	-38%

Net loss per share, basic and diluted	$(0.02)		$(0.04)

Weighted average shares used in calculation of basic net income (loss) per share	49,343,243		39,629,350

* Not meaningful.

Revenue

Revenue decreased $392,486 or 100%, to $0 for the three months ended March 31, 2012 compared to$392,486 for the three months ended March 31, 2011. The decrease is due to the Company’s decision to suspend flight operations in January 2012. The Company operated no flights in the three month period ended March 31, 2012 and generated no revenues from its social media application.

Cost of Revenue

Cost of revenue decreased $594,085, or 99%, to $5,843 for the three months ended March 31, 2012 compared to $599,928 for the three months ended March 31, 2011. The decrease in cost of revenue is primarily the result of flying no flights in the 2012 period compared to the 2011 period. The cost of revenue in the three months ended March 31, 2012 reflects credit card processing fees.

Gross Loss

Gross loss for the three months ended March 31, 2012 was $(5,843), compared to a gross loss of $(207,442) over the same period in 2011. The reduction in gross loss was a result of flying no flights in the quarter ended March 31, 2012.

Operating Expenses

Operating expenses increased $545,037 or 55%, to $1,543,502 for the three months ended March 31,2012 compared to $998,465 for the three months ended March 31,2011. The operating expense increase is primarily due to $1,035,168 of acquisition costs following the acquisition of Impact Social Networks in February 2012. This was offset by lower headcount and operational costs a result of not operating any flights in the three months ended March 31, 2012.

Other Income (Expense)

Other income (expense), net increased by $965,210to $555,860 for the three months ended March 31, 2012 due mainly due to derivative warrant valuation income of $633,769.

(Provision) Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2012.

Net Loss

Net loss for the three months ended March 31, 2012 was $(993,485) or $621,722 lower than the net loss of $(1,615,257) for the three months ended March 31, 2011. The decrease in net loss is primarily due to a derivate warrant valuation adjustment of $633,769 an improvement in gross margin of $201,599 offset by higher operating expenses of $545,037.

Liquidity and Capital Resources

At March 31, 2012, the Company had $19,062 in cash and cash equivalents as compared to $38,256 in cash and cash equivalents at December 31, 2011.

Net cash used in operating activities was $66,694 and $1,124,043 for the three months ended March 31, 2012 and 2011, respectively. The cash use for the 2012 period is due primarily to net loss offset by the increase of payable balances and the non-cash charges from the derivative valuation expense.

Net cash used in investing activities was $0 and $23,020 during the three months ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $47,500 and $0 during the three months ended March 31, 2012 and 2011, respectively reflecting the issuance of an 8% convertible debenture that matures on November 29, 2012.

The Company did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at March 31, 2012.

Socius CG II, Ltd. Agreement

The Company entered into a securities purchase agreement with Socius CG II, Ltd. (“Socius”) on June 3, 2011, pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustments). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible Series A Preferred Stock (“Preferred Stock”) from us over the next two years, subject to the Company meeting certain conditions.

In connection with the above transaction, the Company recorded a net charge to operations of $5,673,103, which represents $14,333,695, the value of the warrants on June 3, 2011, less a charge of $470,000 to additional paid in capital, and an adjustment of $to reflect the value of the derivative warrant liability on March 31, 2012.

Equity, Convertible Debentures and Warrant Transactions

The Company has utilized equity, convertible debentures, and warrants to settle certain liabilities and secure services to conserve cash, fund operations and for financing.

For the three months ended March 31,2012 the company issued an 8% convertible debenture, with a principal balance of $47,500, and a maturity date of November 29, 2012.

Financings

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution. The Company will need to complete additional financing transactions in order to continue operations beyond the next twelve months. The Company will need approximately $2 million over the next 12 months to execute its business plan. The Company estimates that it will be able to satisfy its cash requirements for approximately 1 month based upon an expected cash burn rate of approximately $25,000-$35,000 per month absent additional financing. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may have to significantly curtail or suspend its operations.

On June 3, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd. (“Socius”), pursuant to which the Company secured $500,000 of immediate funding through the issuance and sale to Socius of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) the Company also issued to Socius a warrant to purchase 20,476,707 shares of common stock, and (ii) Socius agreed to purchase from the Company up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of the Company’s newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”). The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein. In connection with the Purchase Agreement, the Company also agreed to issue an additional 1,126,735 shares of common stock to Socius on the 75 day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares were issued on August 18, 2011. The warrant does not permit issuance of common stock thereunder to the extent that such issuance would result in Socius and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock. All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

Under the terms and subject to the conditions of the Purchase Agreement, from time to time over the two-years following the Initial Purchase, beginning on August 17, 2011, at the Company’s sole discretion, the Company may sell to Socius, and Socius will be obligated to purchase, shares of the Preferred Stock. In order to effectuate such a sale, the Company will issue to Socius, subject to the terms and conditions of the Purchase Agreement (all of which conditions are outside of Socius’ control) one or more Preferred Tranche notices to purchase a certain dollar amount of such Preferred Stock (each such notice, a “Preferred Notice”). Upon receipt of a Preferred Notice, Socius will be obligated, subject to the terms and conditions specified in the Purchase Agreement (which conditions are outside of Socius’ control), to purchase the Preferred Stock subject to such Preferred Notice on the 10thtrading day after the date of the Preferred Notice. Such conditions include, but are not limited to, the following: (i) the Common Stock must be listed for trading or quoted on a trading exchange or market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement must be true and correct as if made on the date of each Preferred Notice (subject, however, to the Company’s ability to update disclosure exceptions to such representations and warranties through the Company’s SEC reports), (iii) the Company must not be in breach or default of the Purchase Agreement or any agreement entered into in connection therewith (the “Transaction Documents”), or any other material agreement of the Company, (iv) there shall have occurred no material adverse effect involving the Company or its business, operations or financial condition since the date of the Initial Purchase, (v) the absence of any law or judicial action prohibiting the transactions contemplated by the Purchase Agreement, or any lawsuit seeking to prohibit or adversely affect such transactions, and (vi) all necessary governmental, regulatory or third party approvals and consents must have been obtained. The maximum amount of each Preferred Tranche is limited to a dollar amount of Preferred Stock equal to the lesser of (a) 20% of the cumulative dollar trading volume of the Common Stock for the 10 trading day-period immediately preceding the applicable Preferred Notice date and (b) $5.0 million less the amount of any previously noticed and funded Preferred Tranches. In addition, each Preferred Notice after the first Preferred Notice may not be given sooner than the trading day after the date on which the closing for the prior Preferred Tranche has occurred.

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

The Company will not receive any proceeds from the sales of common stock by Socius. However, the Company will receive the exercise price, if the cashless exercise feature, the full-recourse note exercise feature or the exchange feature is not used, upon exercise of the warrants by Socius. If the cashless exercise feature or the full recourse note feature is used or if the warrant is exchanged, in whole or in part, for shares of common stock, the Company will not receive any cash proceeds. The maximum amount of proceeds that we may receive from the exercise of the warrant is $20,886,241. There is no guarantee, however, that Socius will exercise for cash. The Company will require approximately $2,000,000 of additional working capital to continue its operations during the next 12 months and to support its long-term growth strategy, so as to enhance its service offerings and benefit from economies of scale. The Company expects its working capital requirements and the cash flow provided by future operating activities, if any, to vary greatly from quarter to quarter, depending on the volume of business and competition in the markets it serves. The Company may seek additional funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, the terms of the Company’s June 3, 2011 private placement transaction place restrictions on its ability to consummate any such additional financing without the consent of the investor. There is no assurance that Socius would consent to such a transaction or if funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise any necessary additional financing when needed, under the terms of the June 3, 2011 private placement or otherwise, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of its common stock, thereby diluting the value of its common stock.

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

Non-Cash Expense Items

During the three months ended March 31, 2012, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three months ended March 31, 2012. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following table summarizes the non-cash expense items, total amount and percentage of the Company’s net loss for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	%	2011	%
Cash and non-cash items in Net income (loss):
Cash	$(471,588)	47%	$(1,055,652)	65%
Non-cash	(521,897)	53%	(559,605)	35%
Net income (loss)	$(993,485)	100%	$(1,615,257)	100%

	2012	2011
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$633,769	$-
Costs incurred in acquisition of Impact Social Networks	(1,035,168)	-
Warrants issued for services rendered by non-employees	-	(139,061)
Amortization of debt discount	(73,156)	(358,869)
Common shares issued for interest payable in lieu of cash	(4,753)	(50,397)
Equity based compensation	(8,391)	-
Depreciation and amortization	(17,698)	(11,278)
Common shares issued in lieu of cash for license fee	(16,500)	-
Total non-cash	$(521,897)	$(559,605)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of March 31, 2012:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of March 31 2012.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2012, there were no other claims, actions, pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2012, we issued 4,336,503 warrants were issued to Socius and on March 2, 2012, we issued an additional 252,499 warrants to Socius, in both cases pursuant to an anti-dilution adjustments. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on August 4, 2011)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, The PAWS Pet Company, Inc., a Florida corporation (“PAWS”), the stockholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Securities Purchase Agreement, dated as of June 3, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.6	Warrant to Purchase Common A Stock (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.8	Registration Rights Agreement dated June 3, 2011 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.10	Form of 14% Convertible Debenture (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 filed with the SEC)

10.11	Laboratory Services License Agreement dated August 26, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 1, 2011)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	XBRL (eXtensible Business Reporting Language) information is furnished and nor filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* filed herewith

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012

THE PAWS PET COMPANY, INC.

By:	/s/ Andrew Warner
Andrew Warner
Chief Financial Officer

