Form 10-Q
period 2012-06-30
PAWS Pet Company, Inc.
filed 2012-08-13
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(561) 886 7108

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as June 30, 2012 was 84,392,940 shares.

THE PAWS PET COMPANY, INC.

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$118,386	$38,256
Receivable due from credit card clearing house	-	59,418
Prepaid expenses	4,456	1,537
Deferred financing fee	427,073	427,073
Total current assets	549,915	526,284

Property and equipment, at cost	256,199	256,199
Less: accumulated depreciation and amortization	(136,760)	(101,665)
Property and equipment, net	119,439	154,534

Security deposits and other	39,689	39,689
Total assets	$709,043	$720,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
8% debenture, net of debt discount of $39,950 at June 30, 2012	$35,050	$-
Accounts payable	891,889	945,083
Accrued expenses	1,451,103	965,577
Total current liabilities	2,378,042	1,910,660

Convertible debentures, net of debt discount of $292,465 and $482,003 at June 30, 2012 and December 31, 2011, respectively	432,535	342,997
Warrant liability	1,315,931	2,930,955
Total liabilities	4,126,508	5,184,612

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized, 84,392,940 and 46,201,182 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	11,510,240	9,114,465
Accumulated deficit	(14,927,705)	(13,578,570)
Total stockholders' deficit	(3,417,465)	(4,464,105)
Total liabilities and stockholders' deficit	$709,043	$720,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$-	$519,273	$-	$911,759
Cost of revenue	-	566,525	5,843	1,166,453
Gross loss	-	(47,252)	(5,843)	(254,694)

Operating expense:
Sales, general and administration	1,263,825	889,405	2,807,327	1,887,870

Loss from operations	(1,263,825)	(936,657)	(2,813,170)	(2,142,564)

Other income (expense):
Interest income	-	2	-	4
Interest expense	(141,479)	(77,625)	(219,388)	(486,977)
Gain on conversion of debt	70,000	-	70,000	-
Loss on extinguishment of debt	-	(571,122)	-	(571,122)
Warrant liability valuation, net	981,255	(12,839,860)	1,615,024	(12,839,860)
Other income (expense), net	909,776	(13,488,605)	1,465,636	(13,897,955)

Loss before income taxes	(354,049)	(14,425,262)	(1,347,534)	(16,040,519)
Provision for income taxes	(1,600)	-	(1,600)	-

Net loss	$(355,649)	$(14,425,262)	$(1,349,134)	$(16,040,519)

Net loss per share, basic	$(0.01)	$(0.35)	$(0.02)	$(0.40)

Weighted average shares used in calculation of basic net loss per share	59,372,452	41,175,742	56,367,426	40,397,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,349,134)	$(16,040,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,095	27,346
Equity based compensation	16,782	-
Warrant valuation, net	(1,615,024)	12,839,860
Loss on extinguishment of 14% debenture	-	571,122
Accelerated amortization of debt discount from conversion of debenture	56,333	325,399
Amortization of debt discount	155,151	80,913
Gain on conversion of convertible note	(70,000)	-
Common shares issued for the acquisition of Impact Social Networking	1,035,168	-
Warrants issued in lieu of cash for services rendered by non-employees	-	169,062
Common shares issued in lieu of cash to Intellicell for license fee	58,209	-
Common shares issued in lieu of cash for interest to non-employees	6,205	-
Common shares issued in lieu of cash for services rendered by non-employees	818,514	-
Common shares issued in lieu of cash compensation to employees	144,000	-
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	59,418	73,134
Prepaid expenses	(2,919)	103,961
Security deposits and other	-	(4,526)
Accounts payable	(53,194)	(404,686)
Accrued expenses	485,526	355,639
Unearned revenue	-	82,327
Net cash used in operating activities	(219,870)	(1,820,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(87,653)
Net cash used in investing activities	-	(87,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	225,000	500,000
Proceeds from issuance of debt	75,000	-
Net cash provided by financing activities	300,000	500,000
Net change in cash and cash equivalents	80,130	(1,408,621)
Cash and cash equivalents at beginning of period	38,256	1,511,057
Cash and cash equivalents at end of period	$118,386	$102,436

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$1,600	$800
Interest expense	$-	$-
Non-cash transactions:
Deferred financing fees	$-	$843,957
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$-	$525,000
Conversion of 14% convertible debentures to 250,000 shares of common stock	$30,000	$-
Derivative warrant valuation APIC component	$-	$470,000
Issuance of 14% convertible debenture with warrants in exchange for 14% debenture	$-	$350,000
Derivative liability discount from issuance of 14% convertible debenture with warrants	$-	$342,632
Extinguishment of 14% debenture exchanged for 14% convertible debenture	$-	$250,000
Common shares issued in 2011 in lieu of cash for 2011 interest due	$-	$73,440
Common shares issued in 2011 for services rendered in 2010 by non-employees	$-	$298,824
Common shares issued in 2011 in lieu of cash for 2010 interest due	$-	$157,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”) and Impact Social Networking, Inc. (“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2012 and 2011. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the six month period ended June 30, 2012 and the year ended December 31, 2011, the Company had $118,386 and $38,256, respectively, in cash and cash equivalents to use in executing its business plan. For the six months ended June 30, 2012, the Company generated no revenues and recorded a net loss of $(1,349,134) including non-cash charges of $(1,035,168) in acquisition expenses following the acquisition of the technology assets from Impact Social Networking, a $1,615,024 gain in derivative valuation expenses and $(219,388) in non-cash interest expenses. For the year ended December 31, 2011, the Company generated $1,584,432 in revenues and recorded a net loss of $(7,513,562). As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2011 as to the substantial doubt about the Company’s ability to continue as a going concern. As further described in Footnote 2 “Equity” to the unaudited condensed consolidated financial statements, on June 3, 2011 the Company issued 2,253,470 shares of common A stock (“common stock”) and a warrant to purchase 20,476,707 shares of common stock at a price of $1.02 per share to Socius CG II, Ltd. (“Socius”) for cash of $500,000 and secured an equity line of credit for up to $5 million subject to the Company meeting certain conditions.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below.

Revenue Recognition

The Company recognizes revenue when the earnings process is completed.

In the Company’s Pet Airways business, the earnings process was completed when the scheduled flight service, or a replacement flight service, purchased by the buyer had been delivered. Revenue from tickets sold prior to a scheduled flight was initially recorded as unearned revenue, net of any discounts, and was recognized as revenue in the period when the scheduled service had been provided or offered to the buyer as agreed. In the ordinary course of the Company’s business, a portion of the tickets sold were sometimes not used by the buyer on the agreed date of the flight. In such cases, for a nominal change fee, the Company issued holders of unused tickets a “voucher” which stated value could have been applied toward the purchase of a flight for up to one year. Accordingly, the change fee was earned when the voucher was issued and the stated voucher value remained unearned until recorded as revenue upon the earlier of the vouchers expiration date or delivery of the flight service. Tickets purchased for scheduled flights that were cancelled by the Company may have been refunded or applied towards another flight at the buyer’s request. Refunds processed were removed from unearned revenue. Any inconvenience cost incurred by the Company for the benefit of the buyer was charged to cost of revenue when incurred. Fees charged by the credit card processors for handling the ticket sales were recorded to cost of sales at the time when the tickets were sold.

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

Accruals for Contingent Liabilities

The Company makes estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual or during the periodic financial planning and analysis cycle. These contingencies may include, but are not limited, to accruals for reserves for expenses, costs and awards involving legal settlements. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates using the facts available of the probability of the outcomes and range of cost, if measureable, of these occurrences and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate caused by a change in facts or material operating assumptions, corresponding entries to earnings may be required.

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

Reservation System and Development Costs

The Company accounts for reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs.” All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application are expensed in the month when they incurred.

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

On February 23, 2012, pursuant to a share exchange agreement (“the Agreement”) the Company acquired the 100% of the issued and outstanding capital stock of Impact Social Networking, Inc. (“ISN”), a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers.

On March 16, 2012, the Company launched a beta version of a social media application called “Pawdoodle.” This is an application that can be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. We believe Pawdoodle is the first social networking application that has been developed specifically for pet owners and pet caregivers that works across a number of social media platforms. By using Pawdoodle, pet owners can build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allows pet owners to store pet microchip data. We plan to add additional features to Pawdoodle such as host pages for celebrity pets and include information on veterinary offices and pet care organizations over the coming months.

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

In January 2012, the Company suspended flight operations and in April 2012, ceased airline operations.

On February 23, 2012, pursuant to the Agreement the Company acquired the 100% of the issued and outstanding capital of ISN, a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers.

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

Ranking. The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, and any other classes of stock or series of preferred stock of the Company other than a class or series of preferred stock intended to be listed for trading and (ii) junior to any and all existing and future indebtedness of the Company.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. On June 30, 2012, no shares of Preferred Stock were outstanding.

Socius CG II, Ltd. Financing

On June 3, 2011, the Company entered into a securities purchase agreement with Socius, pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustments). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible shares of Preferred Stock from the Company over the next two years, subject to the Company meeting certain conditions.

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

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and to additional paid in capital of $470,000. In connection with this transaction the Company recorded deferred financing fees of $843,957 at June 30, 2011. At June 30, 2012, the deferred financing fees were $427,073.

On December 29, 2011, an additional 458,678 warrants were issued to Socius with an exercise price of $0.20 per share to reflect an anti-dilution adjustment.

On February 23, 2012, an additional 4,336,503 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On March 2, 2012, an additional 252,449 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On April 2, 2012, an additional 53,811 warrants were issued to Socius with an exercise price of $0.05 per share to reflect an anti-dilution adjustment.

On April 10, 2012, an 3,995,247 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 20, 2012, an additional 405,839 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 20, 2012, an additional 828,089 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 25, 2012, an additional 184,335 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 27, 2012, an additional 302,046 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On June 7, 2012, an additional 109,489 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

On June 15, 2012, an additional 733,848 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment

On June 30, 2012, an additional 761,126 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

The value of the derivative warrant liability was $1,315,931 and $2,930,955 at June 30, 2012 and December 31, 2011, respectively.

Common Stock Issued

On January 26, 2012 the Company issued 45,833 shares of common stock valued, using the closing stock price, at $5,500 as compensation for a license fee to non-employees.

On February 23, 2012 pursuant to the share exchange agreement by which the Company acquired ISN, the Company issued 7,394,056 shares of its common stock, no par value per share. These shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

On February 26, 2012 the Company issued 45,833 shares of common stock valued at $6,417 using the closing stock price of the day, as compensation for a license fee to non-employees.

On March 26, 2012 the Company issued 45,833 shares of common stock valued at $4,583 using the closing stock price of the day, as compensation for a license fee to non-employees

On March 31, 2012 the Company elected to issue 49,394 shares of common stock valued, using the closing stock price of the day, at $4,442 in lieu of cash to satisfy interest payable at March 31, 2012 to the convertible debentures holders.

On April 2, 2012 the Company sold 200,000 shares of common stock for cash consideration of $10,000.

On April 10, 2012 the Company issued 6,170,950 shares of common stock valued at $740,514 using the closing stock price of the day, as compensation for services rendered to employees and non-employees.

On April 20, 2012 the Company issued 1,500,000 shares of common stock valued at $180,000 using the closing stock price of the day, as compensation for services rendered to non-employees.

On April 27, 2012 the Company issued 350,000 shares of common stock valued at $42,000, using the closing stock price of the day, as compensation for services rendered to non-employees.

On April 30, 2012 the Company issued 250,000 shares of common stock following the conversion of $100,000 of a $350,000 14% convertible debenture.

On May 1, 2012 the Company issued 595,836 shares of common stock valued at $41,709 using the closing stock price of the day, as compensation for a license fee to non-employees

On June 7, 2012 the Company sold 1,500,000 shares of common stock for cash consideration of $15,000.

On June 15, 2012 the Company sold 10,000,000 shares of common stock for cash consideration of $100,000.

On June 30, 2012 the Company sold 10,000,000 shares of common stock for cash consideration of $100,000.

On June 30, 2012 the Company elected to issue 44,063 shares of common stock valued, using the closing stock price of the day, at $1,763 in lieu of cash to satisfy interest payable at June 30, 2012 to the convertible debentures holders.

Warrants

On February 23, 2012, 4,336,503 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On March 2, 2012, 252,449 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

On April 2, 2012, an additional 53,811 warrants were issued to Socius with an exercise price of $0.05 per share to reflect an anti-dilution adjustment.

On April 10, 2012, an 3,995,247 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 20, 2012, an additional 405,839 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 20, 2012, an additional 828,089 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 25, 2012, an additional 184,335 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On April 27, 2012, an additional 302,046 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

On June 7, 2012, an additional 109,489 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

On June 15, 2012, an additional 733,848 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment

On June 30, 2012, an additional 761,126 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at June 30, 2012 we had 4,000,000 shares approved and reserved and at December 31, 2011 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At June 30, 2012 and December 31, 2011 the Company had 1,172,000 shares issued under the plan and 2,828,000 available for issuance.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At June 30, 2012 the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

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

The 14% convertible debenture and warrant described above are subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature and warrant component derivative was determined to be $332,415 and has been recorded as APIC and debt discount. Using the Black-Scholes option pricing model, a fair value of the detached warrant was determined to be $481,250 and has been recorded as APIC and element of the total loss on the extinguishment of debt.

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

On April 25, 2012 the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of January 18, 2013.

On April 30, 2012, the debenture holder of $350,000 principal amount of 14% convertible debentures elected to convert $100,000 of the debenture into 250,000 shares of common stock.

At June 30, 2012, an aggregate of $550,000 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

Debt Discount

On February 23, 2012, the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature was determined to be $34,397 and has been recorded as debt discount.

On April 25, 2012 the Company issued and sold 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $27,500 and has been recorded as debt discount.

On April 30, 2012 following the conversion of $100,000 principal amount 14% debenture, the Company amortized $56,333 of debt discount to interest expense.

For the three and six month period ended June 30, 2012, the Company amortized to interest expense using the effective interest method $ 81,995 and $155,151 respectively of the debt discount related to the convertible debentures.

At June 30, 2012 and December 31, 2011, the aggregate unamortized debt discount was $332,415 and $482,003, respectively. The unamortized debt discount at June 30, 2012 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

 The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	June 30, 2012	December 31, 2011
Principal amount 8% convertible debenture short term	$75,000	$-
Principal amount 8% convertible debenture long term	475,000	475,000
Principal amount 14% convertible debenture	250,000	350,000
Unamortized debt discount	(332,415)	(482,003)
Net carrying amount	$467,585	$342,997

Equity component (recognized in additional paid-in capital)	$852,028	$790,131

5. Commitments and Contingencies

The Company leases space for certain of its offices and airport facilities under leases expiring from one month to two years after June 30, 2012. For the three and six months ending June 30, 2012 rent expense was $62,543 and $132,336 respectively

Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the four periods ending June 30, 2013 through 2015 are:

Year	June 30,
2013	$213,321
2014	105,892
2015	-
Thereafter	-
Total minimum lease payments	$319,213

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss), basic	$(355,649)	$(14,425,262)	$(1,349,134)	$(16,040,519)
Effect of interest expense and discount amortization	- (1)	-	$- (1)	$-
Net income (loss), dilutive	$(355,649)	$(14,425,262)	(1,349,134)	(16,040,519)
Denominator:
Weighted shares outstanding, basic	59,372,452	41,175,742	56,367,426	40,397,966
Effect of dilutive securities:
Convertible debentures and warrants	- (1)	-	- (1)	-
Weighted shares outstanding, dilutive	59,372,452	41,175,742	56,367,426	40,397,966

Net income (loss) per share, basic	$(0.01)	$(0.35)	$(0.02)	$(0.40)

(1) For the three and six month periods ended June 30, 2012, weighted shares outstanding excludes 35,869,791 shares issuable upon exercise of warrants and 1,575,000 shares issuable for the conversion of debt, due to a loss from continuing operations.

7. Subsequent Events

On July 13, 2012 the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the state of Illinois to effectuate an increase in the Company’s authorized number of shares of common stock to 350,000,000.

On July 24, 2012 the Company issued and sold a convertible note with a principal face amount of $27,500; the note is due April 19, 2013. This convertible note is subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the note’s beneficial conversion feature was determined to be $27,500.

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

Business Summary

Our objective is to connect the world through pets.

From inception until January 2012, the Company through its wholly-owned subsidiary, Pet Airways operated an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners booked their pets on flights online at the Company’s website, or with its agents by phone. Flights could be booked up to three months before the scheduled departure date. Payment for the flights was made with a credit card. On the day of the scheduled flight, pet owners dropped off their pets at one of the Company’s airport facilities located at the departure airport. The Company’s airport facilities were for the pets delivered for a flight and functions foremost as a staging, inspection, exchange and observation area for the Company’s staff and the pets under its care pending there flight departure or scheduled layover. The Company placed the pet passengers into a pet-friendly carrier and then boarded the carrier into the main cabin of the aircraft. Pet passengers flew in the main cabin of the specially-outfitted aircraft rather than, as is the case for a traditional commercial airline, flying in the cargo bay or flying as carry-on baggage placed under a passenger’s seat. The Company carried domesticated animals. The Company had a pet attendant on each flight that was responsible for monitoring the pet passengers during the flight. Upon arrival at the destination airport, pet passengers were unloaded from the plane directly into one of the Company’s airport facilities for pick up.

The Company did not own its own aircraft. The Company had a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska which had two Beechcraft 1900 aircraft configured to carry a maximum weight limit of approximately 5,400 lbs. The Company relied on Suburban Air to provide the aircraft, pilot and ensure that the aircraft complied with all appropriate FAA regulations. The Company did not have a written agreement with Suburban Air however under the oral agreement, Suburban Air provided the aircraft, pilot, ensured that the aircraft complied with all appropriate FAA regulations and operated the flights according to the Company’s schedule. The Company flew one aircraft on its coast-to-coast service. The Company has ceased these flight operations.

In February, the Company acquired Impact Social Networking, Inc. (“ISN”), a GA corporation. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition. Following the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers.

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

Outlook

The Company believes that there is a large market for its social media networking technologies that allow pet owners and pet caregivers to interact using existing social networking tools such as Facebook, Twitter and Google Plus. The Company believes it is the first to market with a social media application designed specifically for connecting pat owners and pet caregivers that works within existing social networking platforms. The Company does however face competition from the existing social networking platforms such as Facebook which could decide to develop their own pet centric applications. Potential competitors may have substantially more users and financial resources than the Company does. Potential users of our applications may find the small size and limited resources of the Company to be negative.

The Company’s primary strategic objective is to increase the number of users of its applications, so it can charge potential advertisers for space within the application. The Company intends to employ a number of marketing techniques to increase user growth including hosting pages for celebrity pets, working with pet shelters and pet rescue organizations on pet adoptions and working with internet based search organization for missing pets such as the Emergency Pet Location Foundation. The Company also intends to add additional features to its social networking application that will attract new users and encourage existing users to interact on a regular basis. The Company’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that it operates in a niche market, that it has limited financial resources, and continues to face an uncertain economic environment. Accordingly, the Company may not be successful in addressing such risks and difficulties.

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

There have been no material changes during the six months ended June 30, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

Comparison of the three months ended June 30, 2012 and 2011, respectively.

	Three months ended June 30,				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$519,273	100%	$(519,273)	-100%
Cost of revenue	-	*	566,525	109%	(566,525)	-100%
Gross loss	-	*	(47,252)	-9%	47,252	-100%

Operating expenses:
Sales, general and administration	1,263,825	*	889,405	171%	(374,420)	-42%

Loss from operations	(1,263,825)	*	(936,657)	-180%	(327,168)	35%

Other income (expense):
Interest income	-	*	2	0%	(2)	-100%
Interest expense	(141,479)	*	(77,625)	-14%	(63,854)	82%
Gain on conversion of debt	70,000	*	-	*	70,000	*
Loss on extinguishment of debenture	-	*	(571,122)	-110%	571,122	*
Derivative warrant valuation expense, net	981,254	*	(12,839,860)	-2473%	13,821,114	*
Other income (expense), net	909,776	*	(13,488,605)	-2598%	14,398,381	*

Loss before income taxes	(354,049)	*	(14,425,262)	-2778%	14,071,213	-98%
(Provision) benefit for income taxes	(1,600)	*	-	0%	(1,600)	*

Net loss	$(355,649)	*	$(14,425,262)	-2778%	$14,069,613	*

Net loss per share, basic	$(0.01)		$(0.35)

Weighted average shares used in calculation of basic net income (loss) per share	59,372,452		41,175,742

Revenue

Revenue decreased $519,273 or 100%, to $0 for the three months ended June 30, 2012 compared to $519,273 for the three months ended June 30, 2011. The decrease is due to the Company’s decision to suspend flight operations in January 2012. The Company operated no flights in the three month period ended June 30, 2012 and generated no revenues from its social media application.

Cost of Revenue

Cost of revenue decreased $566,525, or 100%, to $0 for the three months ended June 30, 2012 compared to $566,525 for the three months ended June 30, 2011. The decrease in cost of revenue is the result of operating no flights in the 2012 period compared to the 2011 period.

Gross Loss

Gross loss for the three months ended June 30, 2012 was $0, compared to a gross loss of $(47,252) over the same period in 2011. The reduction in gross loss was a result of operating no flights in the quarter ended June 30, 2012.

Operating Expenses

Operating expenses increased $374,420 or 42%, to $1,263,825 for the three months ended June 30, 2012 compared to $889,405 for the three months ended June 30, 2011. The operating expense increase is primarily due to non-cash charges of $920,514 for services rendered to employees and non-employees. This was offset by lower headcount and operational costs a result of not operating any flights in the three months ended June 30, 2012.

Other Income (Expense)

Other income (expense), net decreased by $14,398,381 to $909,776 for the three months ended June 30, 2012 due mainly due to derivative warrant valuation expense of $12,839,860 charged in three months ended June 30, 2011.

(Provision)Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2012.

Net Loss

Net loss for the three months ended June 30, 2012 was $(355,649) or $14,069,613 lower than the net loss of $(14,425,262) for the three months ended June 30, 2011. The decrease in net loss is primarily due to a derivate warrant valuation expense of $12,839,860 and loss on extinguishment of debenture $571,122 recorded in the three months ended June 30, 2011, higher interest costs of $63,854 and a gain in the conversion of note $70,000 during 2012.

Comparison of the six months ended June 30, 2012 and 2011, respectively.

	Six months ended June 30,				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$911,759	100%	$(911,759)	-100%
Cost of revenue	5,843	*	1,166,453	128%	(1,160,610)	-99%
Gross loss	(5,843)	*	(254,694)	-28%	248,851	-98%

Operating expenses:
Sales, general and administration	2,807,327	*	1,887,870	207%	919,457	49%

Loss from operations	(2,813,170)	*	(2,142,564)	-235%	(670,606)	31%

Other income (expense):
Interest income	-	*	4	0%	(4)	-100%
Interest expense	(219,388)	*	(486,977)	-42%	267,589	-55%
Gain on conversion of debt	70,000	*	-	*	70,000	*
Loss on extinguishment of debenture	-	*	(571,122)	*	571,122	*
Derivative warrant valuation expense, net	1,615,024	*	(12,839,860)	*	14,454,884	*
Other income (expense), net	1,465,636	*	(13,897,955)	-1524%	15,363,591	*

Income (loss) before income taxes	(1,347,534)	*	(16,040,519)	-1759%	14,692,985	-92%
(Provision) benefit for income taxes	(1,600)	*	-	*	(1,600)	*

Net loss	$(1,349,134)	*	$(16,040,519)	-1759%	$14,691,385	-92%

Net loss per share, basic	$(0.02)		$(0.40)

Weighted average shares used in calculation of basic net income (loss) per share	56,367,426		40,397,966

Revenue

Revenue decreased $911,759 or 100%, to $0 for the six months ended June 30, 2012 compared to $911,759 for the six months ended June 30, 2011. The decrease is due to the Company’s decision to suspend flight operations in January 2012. The Company operated no flights in the six month period ended June 30, 2012 and generated no revenues from its social media application.

Cost of Revenue

Cost of revenue decreased $1,160,610, or 99%, to $5,843 for the six months ended June 30, 2012 compared to $1,166,483 for the six months ended June 30, 2011. The decrease in cost of revenue is primarily the result of operating no flights in the 2012 period compared to the 2011 period. The cost of revenue in the six months ended June 30, 2012 reflects credit card processing fees.

Gross Loss

Gross loss for the six months ended June 30, 2012 was $(5,843), compared to a gross loss of $(254,694) over the same period in 2011. The reduction in gross loss was a result of operating no flights in the six months ended June 30, 2012.

Operating Expenses

Operating expenses increased $919,457 or 49%, to $2,807,327 for the six months ended June 30, 2012 compared to $1,887,870 for the six months ended June 30, 2011. The operating expense increase is primarily due to $1,035,168 of acquisition costs following the acquisition of ISN in February 2012 and $920,514 of non-cash charges for services rendered in the six month period ended June 30, 2012. This was offset by lower headcount and operational costs a result of not operating any flights in the six months ended June 30, 2012.

Other Income (Expense)

Other income (expense), net decreased by $15,363,951 to $1,465,636 for the six months ended June 30, 2012 due mainly due to derivative warrant valuation expense of $12,839,860 recorded in the six months ended June 30, 2011.

(Provision)Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2012.

Net Loss

Net loss for the six months ended June 30, 2012 was $(1,349,134) or $14,691,385 lower than the net loss of $(16,040,519) for the six months ended June 30, 2011. The decrease in net loss is primarily due to a derivate warrant valuation adjustment of $14,454,884, loss on extinguishment of debenture of $571,122, lower interest expense of $267,589, gain on conversion of debt of $70,000, an improvement in gross margin of $248,851 offset by higher operating expenses of $919,457 during 2012.

Liquidity and Capital Resources

At June 30, 2012, the Company had $118,386 in cash and cash equivalents as compared to $38,256 in cash and cash equivalents at December 31, 2011.

Net cash used in operating activities was $219,870 and $1,820,968 for the six months ended June 30, 2012 and 2011, respectively. The cash use for the 2012 period is due primarily to the net loss, offset by the increase of payable balances and the non-cash charges from the derivative valuation expense.

Net cash used in investing activities was $0 and $87,653 during the six months ended June 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $300,000 and $500,000 during the six months ended June 30, 2012 and 2011, respectively reflecting the issuance of an $47,500 8% convertible debenture that matures on November 29, 2012, $27,500 8% convertible debenture that matures on January 18, 2013 and issuance of a total of 21,700,000 shares of common stock for proceeds of $225,000.

The Company did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at June 30, 2012.

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

In connection with the above transaction, the Company recorded a net charge to operations of $5,673,103, which represents $14,333,695, the value of the warrants on June 3, 2011, less a charge of $470,000 to additional paid in capital, and an adjustment of $12,619,479 to reflect the value of the derivative warrant liability on June 30, 2012.

Equity, Convertible Debentures and Warrant Transactions

The Company has utilized equity, convertible debentures, and warrants to settle certain liabilities and secure services to conserve cash, fund operations and for financing.

During the three months ended June 30, 2012 the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of January 18, 2013.

Financings

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution. The Company will need to complete additional financing transactions in order to continue operations beyond the next twelve months. The Company will need approximately $2 million over the next 12 months to execute its business plan. The Company estimates that it will be able to satisfy its cash requirements for approximately 3 months based upon an expected cash burn rate of approximately $25,000-$35,000 per month absent additional financing. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may have to significantly curtail or suspend its operations.

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

Non-Cash Expense Items

During the three and six months ended June 30, 2012, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three and six months ended June 30, 2012. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following table summarizes the non-cash expense items, total amount and percentage of the Company’s net loss for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,				Six months ended June 30,
	2012	%	2011	%	2012	%	2011	%
Cash and non-cash items in Net income (loss):
Cash	$(236,802)	66.6%	$(847,327)	5.9%	$(708,701)	52.5%	$(1,953,375)	12.2%
Non-cash	(118,847)	33.4%	(13,577,935)	94.1%	(640,433)	47.5%	(14,087,144)	87.8%
Net loss	$(355,649)	100.0%	$(14,425,262)	100.0%	$(1,349,134)	100.0%	$(16,040,519)	100.0%

	2012		2011		2012		2011
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$981,255		$(12,839,860)		$1,615,024		$(12,839,860)
Costs incurred in acquisition of Impact Social Networking	-				(1,035,168)
Loss on extinguishment of 14% debenture	-		(571,122)		-		(571,122)
Accelerated amortization of debt discount from conversion of debenture	(56,333)		-		(56,333)		(325,399)
Gain on conversion of note	70,000		-		70,000		-
Warrants issued for services rendered by non-employees	-		(30,000)		-		(169,062)
Amortization of debt discount	(81,995)		(47,443)		(155,151)		(80,913)
Common shares issued for interest payable in lieu of cash	(1,763)		(73,442)		(6,205)		(73,442)
Equity based compensation	(8,391)		-		(16,782)		-
Depreciation and amortization	(17,397)		(16,068)		(35,095)		(27,346)
Common shares issued for license fee	(41,709)		-		(58,209)		-
Common shares issued for services rendered by non- employees	(818,514)		-		(818,514)		-
Common shares issued in lieu of cash to employees	(144,000)		-		(144,000)		-
Total non-cash	$(118,847)		$(13,577,935)		$(640,433)		$(14,087,144)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of June 30, 2012:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of June 30 2012.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30, 2012 we issued a total of 21,700,000 shares of common stock and 7,373,829 warrants to Socius, pursuant to an anti-dilution adjustments. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on August 4, 2011)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, The PAWS Pet Company, Inc., a Florida corporation (“PAWS”), the stockholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Securities Purchase Agreement, dated as of June 3, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.6	Warrant to Purchase Common A Stock (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.8	Registration Rights Agreement dated June 3, 2011 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 6, 2011)

10.10	Form of 14% Convertible Debenture (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 filed with the SEC)

10.11	Laboratory Services License Agreement dated August 26, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 1, 2011)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K for the year ended December 31, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Presentation Linkbase

**	XBRL (eXtensible Business Reporting Language) information is furnished and nor filed or part of a registration or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not files for purposes of section 18 of the Securities Exchange Act of 1934. As amended, and otherwise is not subject to liability under these sections.

* filed herewith

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2012

THE PAWS PET COMPANY, INC.

By:	/s/Andrew Warner
Andrew Warner
Chief Financial Officer

