Form 10-Q
period 2012-09-30
PAWS Pet Company, Inc.
filed 2013-04-12
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number: 333-130446

THE PAWS PET COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

455 N.E. 5th Avenue, Suite D464 Delray Beach, Fl.	33483
(Address of Principal Executive Offices)	(Zip Code)

(561) 2746805

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

Yes [  ] No [X]

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as September 30, 2012 was 86,468,313 shares.

THE PAWS PET COMPANY, INC.

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$92,981	$38,256
Receivable due from credit card clearing house	-	59,418
Prepaid expenses	3,223	1,537
Deferred financing fee	-	427,073
Total current assets	96,204	526,284

Property and equipment, at cost	169,136	256,199
Less: accumulated depreciation and amortization	(104,010)	(101,665)
Total Property and equipment, net	65,126	154,534

Security deposits and other	-	39,689
Total assets	$161,330	$720,507

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible debentures, net of debt discount of $268,052 and $0 at September 30, 2012 and December 31, 2011, respectively	$547,448	$-
Accounts payable	767,426	945,083
Accrued expenses	1,769,242	965,577
Total current liabilities	3,084,116	1,910,660

Convertible debentures, net of debt discount of $0 and $482,003 at September 30, 2012 and December 31, 2011, respectively	-	342,997
Warrant liability	182,136	2,930,955
Total liabilities	3,266,252	5,184,612

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, no par value, 350,000,000 shares authorized, 86,468,383 and 46,201,182 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	11,566,697	9,114,465
Accumulated deficit	(14,671,619)	(13,578,570)
Total stockholders’ deficit	(3,104,922)	(4,464,105)
Total liabilities and stockholders’ deficit	$161,330	$720,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$-	$577,691	$-	$1,489,450
Cost of revenue	-	363,940	5,843	1,530,393
Gross loss	-	213,751	(5,843)	(40,943)

Operating expense:
Sales, general and administration	733,840	900,278	3,541,167	2,788,147

Loss from operations	(733,840)	(686,527)	(3,547,010)	(2,829,090)

Other income (expense):
Interest income	-	4	-	8
Interest expense	(93,962)	(82,122)	(313,350)	(569,099)
Net (loss) gain on conversion of convertible notes	(8,339)	-	61,661	-
Loss on abandonment of property and equipment	(41,569)	-	(41,569)	-
Loss on extinguishment of debt	-	-	-	(571,122)
Warrant liability valuation, net	1,133,795	7,166,847	2,748,819	(5,673,013)
Other income (expense), net	989,925	7,084,729	2,455,561	(6,813,226)

Loss before income taxes	256,085	6,398,202	(1,091,449)	(9,642,316)
Provision (benefit) for income taxes	-	-	(1,600)	-

Net income (loss)	$256,085	$6,398,202	$(1,093,049)	$(9,642,316)

Net income (loss) per share, basic and diluted	$0.00	$0.14	$(0.02)	$(0.23)

Weighted average shares used in calculation of basic and diluted net income (loss) per share	59,324,455	44,750,634	65,970,450	41,864,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,093,049)	$(9,642,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,840	45,380
Equity based compensation	25,173	32,394
Warrant valuation, net	(2,748,819)	6,143,013
Loss on abandonment of property and equipment	41,569	-
Loss on extinguishment of 14% debenture	-	571,122
Accelerated amortization of debt discount from conversion of debenture	59,080	325,399
Amortization of debt discount	244,267	145,731
Net gain on conversion of convertible notes	(61,661)	-
Common shares issued for the acquisition of Impact Social Networking	1,035,168	-
Warrants issued in lieu of cash for services rendered by non-employees	-	169,062
Common shares issued in lieu of cash to Intellicell for license fee	58,209	82,500
Common shares issued in lieu of cash for interest to non-employees	6,432	413,073
Common shares issued in lieu of cash for services rendered by non-employees	818,514	-
Common shares issued in lieu of cash compensation to employees	144,000	-
Deferred financing fee	427,073	(427,073)
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	59,418	53,584
Prepaid expenses	(1,686)	108,115
Security deposits and other	39,689	6,008
Accounts payable	(177,656)	(292,916)
Accrued expenses	803,664	344,708
Unearned revenue	-	22,617
Net cash used in operating activities	(272,775)	(1,899,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(87,653)
Net cash used in investing activities	-	(87,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	225,000	500,000
Proceeds from issuance of debt	102,500	-
Net cash provided by financing activities	327,500	500,000
Net change in cash and cash equivalents	54,725	(1,487,252)
Cash and cash equivalents at beginning of period	38,256	1,511,057
Cash and cash equivalents at end of period	$92,981	$23,805

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	-	$800
Interest expense	-	$-
Non-cash transactions:
Conversion of 8% convertible debentures to 1.3 million shares of common stock	-	$525,000
Conversion of 8% convertible debentures to 2,033,898 shares of common stock	$12,000
Conversion of 14% convertible debentures to 250,000 shares of common stock	$30,000	$-
Derivative warrant valuation APIC component	-	$470,000
Issuance of 14% convertible debenture with warrants in exchange for 14% debenture	-	$350,000
Derivative liability discount from issuance of 14% convertible debenture with warrants	-	$342,632
Extinguishment of 14% debenture exchanged for 14% convertible debenture	-	$250,000
Common shares issued in 2011 in lieu of cash for 2011 and 2010 interest due	-	$245,677
Common shares issued in 2011 for services rendered in 2010 by non-employees	-	$298,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”) and Impact Social Networking, Inc.(“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2012 and 2011. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the nine month period ended September 30, 2012 and the year ended December 31, 2011, the Company had $92,981 and $38,256, respectively, in cash and cash equivalents to use in executing its business plan. For the nine months ended September 30, 2012, the Company generated no revenues and recorded a net loss of $(1,093,049) including non-cash charges of $(1,035,168) in acquisition expenses following the acquisition of the technology assets from Impact Social Networking, a $2,748,819 gain in derivative valuation expenses, a $(313,350) in non-cash interest expenses and a $(41,569) loss on abandonment of property and equipment. For the year ended December 31, 2011, the Company generated $1,584,432 in revenues and recorded a net loss of $(7,513,562). As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2011 as to the substantial doubt about the Company’s ability to continue as a going concern. As further described in Footnote 2 “Equity” to the unaudited condensed consolidated financial statements, on June 3, 2011 the Company issued 2,253,470 shares of common A stock (“common stock”) and a warrant to purchase 20,476,707 shares of common stock at a price of $1.02 per share to Socius CG II, Ltd. (“Socius”) for cash of $500,000 and secured an equity line of credit for up to $5 million subject to the Company meeting certain conditions.

The Company will require additional working capital to continue its operations during the next 12 months and to support its long-term growth strategies. Since the company was unable to meet the conditions permitted to make draw downs under its financing arrangement with Socius, the Company needs to seek alternative funding required through one or more sources and credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates or other terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise the necessary additional financing when needed, the Company may be required to stop developing technologies, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.

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

For our social media application we expected to generate revenues from the sale of advertising space within the application. Revenues were to be recognized where there was evidence of a contractual arrangement, we had delivered our obligations based on the contract, pricing could be determined and there was a reasonable expectation that the associated receivable could have been collected. Advertising revenue was expected to be generated from the display of advertisements on our platform. The arrangements would have been evidenced by either online acceptance of terms and conditions or contracts that stipulate the types of advertising to be delivered, the timing and the pricing. We expected to recognize revenue from the display of impression-based advertisements on our application in the contracted period when the impressions were to be delivered. Impressions were considered delivered when an advertisement appears in pages delivered to users. We expected to recognize revenue from the delivery of click-based advertisements on our website. Revenue associated with these advertisements was to be recognized in the period that a user clicks on an advertisement.

The Company is not currently generating revenues.

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

Accruals for Contingent Liabilities

The Company makes estimates of liabilities that arise from various contingencies for which values are not fully known at the date of the accrual or during the periodic financial planning and analysis cycle. These contingencies may include, but are not limited, to accruals for reserves for expenses, costs and awards involving legal settlements. Events may occur that are resolved over a period of time or on a specific future date. Management makes estimates using the facts available of the probability of the outcomes and range of cost, if measurable, of these occurrences and charges them to expense in the appropriate periods. If the ultimate resolution of any event is different than management’s estimate caused by a change in facts or material operating assumptions, corresponding entries to earnings may be required.

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

On March 16, 2012, the Company launched a beta version of a social media application called “Pawdoodle.” This was an application that could be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. We believe Pawdoodle was the first social networking application that had been developed specifically for pet owners and pet caregivers that worked across a number of social media platforms. By using Pawdoodle, pet owners could build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allowed pet owners to store pet microchip data.

In September 2012, the Company closed the Pawdoodle application.

On March 9, 2013 the Company entered into a Securities Exchange Agreement (the “Agreement”) whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock (the “B Preferred”) to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies. AAPS intends to focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. Leveraging decades of experience in pharmacy and medical receivables collections of the people being hired, the Company believes that it should be able to achieve significant profitability in a very short period with very limited investment.

See Note 7 - Subsequent Events for more details.

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

The share exchange transaction was treated as a reverse acquisition for accounting purposes, with Pet Airways as the acquirer and The PAWS Pet Company, Inc. as the acquired party. Unless the context suggests otherwise, references in this report to business and financial information for periods prior to the consummation of the reverse acquisition, refer to the business and financial information of Pet Airways, Inc. and its predecessors. For accounting purposes, the acquisition of Pet Airways, Inc. has been treated as a recapitalization with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

In January 2012, the Company suspended flight operations and in April 2012, ceased airline operations.

On February 23, 2012, pursuant to the Agreement the Company acquired the 100% of the issued and outstanding capital of ISN, a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. Under the terms of the Agreement, the Company may issue additional shares of its Common Stock to the former owners of ISN based upon the attainment by the Company of certain milestones. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers. In September we closed our social media application and are currently evaluating alternative business strategies.

On July 13, 2012 the company increased its authorized share capital of common stock to 350,000,000.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. On September 30, 2012, no shares of Preferred Stock were outstanding.

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

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and to additional paid in capital of $470,000. In connection with this transaction the Company recorded deferred financing fees of $843,957 at June 30, 2011. Given that access to the financing is based on a percentage formula of the dollar value of stock traded, the Company feels that is unlikely that sufficient stock volume will be reached over the balance of the term of the financing and has expensed the balance of the deferred financing in the quarter ended September 30, 2012.

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

On April 10, 2012, an additional 3,995,247 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

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

On July 24, 2012, an additional 217,390 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

The value of the derivative warrant liability was $182,136 and $2,930,955 at September 30, 2012 and December 31, 2011, respectively.

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

On March 26, 2012 the Company issued 45,833 shares of common stock valued at $4,583 using the closing stock price of the day, as compensation for a license fee to non-employees

On March 31, 2012 the Company elected to issue 49,354 shares of common stock valued, using the closing stock price of the day, at $4,442 in lieu of cash to satisfy interest payable at March 31, 2012 to the convertible debentures holders.

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

On September 4, 2012 the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

On September 30, 2012 the Company elected to issue 41,545 shares of common stock valued, using the closing stock price of the day, at $228 in lieu of cash to satisfy interest payable at September 30, 2012 to the convertible debentures holders.

Warrants

On December 29, 2011, 458,678 warrants were issued to Socius with an exercise price of $0.20 per share to reflect an anti-dilution adjustment.

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

On April 10, 2012, an additional 3,995,247 warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

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

On July 24, 2012, an additional 217,390 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at September 30, 2012 we had 4,000,000 shares approved and reserved and at December 31, 2011 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At September 30, 2012 and December 31, 2011 the Company had 1,172,000 shares issued under the plan and 2,828,000 available for issuance.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At September 30, 2012 the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

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

On July 24, 2012 the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of April 19, 2013.

On September 4, 2012 the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

At September 30, 2012, an aggregate of $565,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

Debt Discount

On February 23, 2012, the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, a fair value of the debenture’s beneficial conversion feature was determined to be $34,397 and has been recorded as debt discount.

On April 25, 2012 the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $27,500 and has been recorded as debt discount.

On April 30, 2012 following the conversion of $100,000 principal amount 14% debenture, the Company amortized $56,333 of debt discount to interest expense.

On July 24, 2012 the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $27,500 and has been recorded as debt discount.

On September 4, 2012 following the conversion of $12,000 principal amount 8% debenture, the Company amortized $2,747 of debt discount to interest expense.

For the three and nine month period ended September 30, 2012, the Company amortized to interest expense using the effective interest method $91,863 and $244,267 respectively of the debt discount related to the convertible debentures.

At September 30, 2012 and December 31, 2011, the aggregate unamortized debt discount was $268,052 and $482,003, respectively. The unamortized debt discount at September 30, 2012 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	September 30, 2012	December 31, 2011
Principal amount 8% convertible debenture short term	$565,500	$-
Principal amount 8% convertible debenture long term	-	475,000
Principal amount 14% convertible debenture	250,000	350,000
Unamortized debt discount	(268,052)	(482,003)
Net carrying amount	$547,448	$342,997

Equity component (recognized in Additional paid-in capital)	$879,528	$790,131

5. Commitments and Contingencies

The Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after September 30, 2012. For the three and nine months ending September 30, 2012 rent expense was $56,832 and $189,168, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the four periods ending September 30, 2013 through 2015 were:

Operating leases

Year	September 30,
2013	$113,387
2014	10,000
2015	-
Thereafter	-
Total minimum lease payments	$123,387

During the year the Company abandoned the leased properties but remain still liable for unpaid rent which has been accrued.

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

The following is a reconciliation of the weighted average number of common shares used to calculate basic net loss per share to the weighted average common and potential common shares used to calculate diluted net loss per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
	2012		2011	2012	2011
	(Unaudited)			(Unaudited)
Numerator:
Net income (loss ), basic	$256,085		$6,398,202	$(1,093,049)	$(9,642,316)
Effect of interest expense and discount amortization	-	(1)	-	- (1)	-
Net income (loss), dilutive	$256,085		$6,398,202	$(1,093,049)	$(9,642,316)
Denominator:
Weighted shares outstanding, basic	59,324,455		44,750,634	65,970,450	41,864,799
Effect of dilutive securities:
Convertible debentures and warrants	-	(1)	-	- (1)	-
Weighted shares outstanding, dilutive	59,324,455		44,750,634	65,970,450	41,864,799

Net income (loss) per share, basic	$0.00		$0.14	$(0.02)	$(0.23)

(1) For the three and nine month periods ended Sept. 30, 2012, weighted shares outstanding excludes 36,087,181 shares issuable upon exercise of warrants and 1,575,000 shares issuable for the conversion of debt, due to a loss from continuing operations.

7. Subsequent Events

On March 9, 2013 the Company entered into a Securities Exchange Agreement (the “Agreement”) whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock (the “B Preferred”) to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies. AAPS intends to focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. Leveraging decades of experience in pharmacy and medical receivables collections of the people being hired, the Company believes that it should be able to achieve significant profitability in a very short period with very limited investment.

Under the Agreement, the Company is obligated to file certain delinquent periodic reports with the Securities and Exchange Commission (the “SEC”). Upon filing such reports, the board of the Company will appoint two new board members designated by the former members of AAPS. Upon generating $450,000 in revenue subsequent to the transaction, one of the current members of the board will resign. If the Company does not generate $900,000 in revenue within nine (9) months after filing its Annual Report, on Form 10-K for the year ended December 31, 2012 with the SEC, then the newly appointed members to the board will resign from the board and, if a current board member resigned as previously set forth, such board member or another designee of the remaining current director will be appointed to the Board.

After a request to convert any part of the B Preferred, the number of shares of the Company’s common stock to be issued is equal to 0.001% of the number of shares of the Common Stock that would be issued and outstanding after the hypothetical conversion and issuance of all of the outstanding shares of any and all classes of convertible stock and/or any and all other convertible debt instruments, options and/or warrants outstanding at the time. If all the 80,000 B Preferred were to be converted at the same time the holders would get 80% of the Company’s then outstanding common stock including all other convertible instruments. The B Preferred Stock is non-voting until converted into common stock, which common stock shall similarly be non-voting until sold by the former members of AAPS to non-affiliated third parties.

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

On March 16, 2012 the Company launched a beta version of a social media application called “Pawdoodle.” This was an application that can be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. We believe Pawdoodle was the first social networking application that has been developed specifically for pet owners and pet caregivers that works across a number of social media platforms. By using Pawdoodle, pet owners could build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allowed pet owners to store pet microchip data.

In September 2012 we closed the Pawdoodle application.

On March 9, 2013 the Company entered into a Securities Exchange Agreement (the “Agreement”) whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock (the “B Preferred”) to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies. AAPS intends to focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. Leveraging decades of experience in pharmacy and medical receivables collections of the people being hired, the Company believes that it should be able to achieve significant profitability in a very short period with very limited investment.

Outlook

The Company is evaluating alternatives given it has limited financial resources, and continues to face an uncertain economic environment.

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

There have been no material changes during the nine months ended September 30, 2012 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth certain condensed consolidated statements of operations data expressed in dollars, as a percentage of revenue and the change for the periods indicated:

Comparison of the three months ended September 30, 2012 and 2011, respectively.

	Three months ended September 30,				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$577,691	100%	$(577,691)	-100%
Cost of revenue	-	*	363,940	63%	(363,940)	-100%
Gross profit (loss)	-	*	213,751	37%	(213,751)	-100%

Operating expenses:
Sales, general and administration	733,840	*	900,278	156%	166,438	18%

Loss from operations	(733,840	)*	(686,527)	-119%	(47,313)	7%

Other income (expense):
Interest income	-	*	4	0%	(4)	-100%
Interest expense	(93,962	)*	(82,122)	-23%	(11,840)	14%
Loss on conversion of convertible note	(8,339	)*	-	*	(8,339)	*
Loss on abandonment of property and equipment	(41,569	)*	-	*	(41,569)	*
Loss on extinguishment of debenture	-	*	-	0%	-	*
Derivative warrant valuation expense, net	1,133,795	*	7,166,847	1241%	(6,033,052)	*
Other income (expense), net	989,925	*	7,084,729	1226%	(6,094,804)	*

Income before income taxes	256,085	*	6,398,202	1108%	(6,142,117)	-96%
(Provision) benefit for income taxes	-	*	-	0%	-	*

Net income	$256,085	*	$6,398,202	1108%	$(6,142,117)	*

Net Income per share, basic	$0.00		$0.14

Weighted average shares used in calculation of basic net income per share	59,324,455		44,750,634

* Not meaningful.

Revenue

Revenue decreased $577,691 or 100%, to $0 for the three months ended September 30, 2012 compared to$577,691 for the three months ended September 30, 2011. The decrease is due to the Company’s decision to suspend flight operations in January 2012. The Company operated no flights during the three month period ended September 30, 2012 and generated no revenues from its social media application.

Cost of Revenue

Cost of revenue decreased $363,940, or 100%, to $0 for the three months ended September 30, 2012 compared to $363,940 for the three months ended September 30, 2011. The decrease in cost of revenue is the result of operating no flights during the 2012 period compared to the 2011 period.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $0, compared to a gross profit of $213,751 over the same period in 2011. The reduction in gross profit was a result of operating no flights during the three months ended September 30, 2012.

Operating Expenses

Operating expenses decreased $166,438 or 18%, to $733,840 for the three months ended September 30, 2012 compared to $900,278 for the three months ended September 30,2011. The operating expense decrease is primarily due lower headcount and operational costs a result of not operating any flights during the three months ended September 30, 2012.

Other Income (Expense)

Other income (expense), net decreased by $6,094,804 to $989,925 for the three months ended September 30, 2012 due mainly due to the derivative warrant valuation expense, net of $7,166,847 charged during three months ended September 30, 2011.

(Provision) Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2012.

Net Profit

Net profit for the three months ended September 30, 2012 was $256,085 or $6,142,117 lower than the net profit of $6,398,202 for the three months ended September 30, 2011. The decrease in net loss is primarily due to a lower derivative warrant valuation expense, net of $(6,033,052).

Comparison of the nine months ended September 30, 2012 and 2011, respectively.

	Nine months ended September 30,				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$1,489,450	100%	$(1,489,450)	-100%
Cost of revenue	5,843	*	1,530,393	103%	(1,524,550)	-100%
Gross loss	(5,843	)*	(40,943)	-3%	35,100	-86%

Operating expenses:
Sales, general and administration	3,541,167	*	2,788,147	187%	753,020	27%

Loss from operations	(3,547,010	)*	(2,829,090)	-190%	(717,920)	25%

Other income (expense):
Interest income	-	*	8	0%	(8)	-100%
Interest expense	(313,350	)*	(569,099)	-37%	255,749	-45%
Net gain on conversion of convertible note	61,661	*	-	*	61,661	*
Loss on abandonment of property and equipment	(41,569)		-	*	(41,569)	*
Loss on extinguishment of debenture	-	*	(571,122)	*	571,122	*
Derivative warrant valuation expense, net	2,748,819	*	(5,673,013)	*	8,421,832	*
Other income (expense), net	2,455,561	*	(6,813,226)	-457%	9,268,787	*

Income (loss) before income taxes	(1,091,449	)*	(9,642,316)	-647%	8,550,867	-89%
(Provision) benefit for income taxes	(1,600	)*	-	*	(1,600)	*

Net loss	$(1,093,049	)*	$(9,642,316)	-647%	$8,549,267	-89%

Net loss per share, basic	$(0.02)		$(0.23)

Weighted average shares used in calculation of basic net income (loss) per share	65,970,450		41,864,799

* Not meaningful.

Revenue

Revenue decreased $1,489,450 or 100%, to $0 for the nine months ended September 30, 2012 compared to$1,489,450 for the nine months ended September 30, 2011. The decrease is due to the Company’s decision to suspend flight operations in January 2012. The Company operated no flights during the nine month period ended September 30, 2012 and generated no revenues from its social media application.

Cost of Revenue

Cost of revenue decreased $1,524,550, or 100%, to $5,843 for the nine months ended September 30, 2012 compared to $1,530,393 for the nine months ended September 30, 2011. The decrease in cost of revenue is primarily the result of operating no flights during the 2012 period compared to the 2011 period. The cost of revenue during the nine months ended September 30, 2012 reflects credit card processing fees.

Gross Loss

Gross loss for the nine months ended September 30, 2012 was $(5,843), compared to a gross loss of $(40,943) over the same period in 2011. The reduction in gross loss was a result of operating no flights during the nine months ended September 30, 2012.

Operating Expenses

Operating expenses increased $753,020 or 27%, to $3,541,167 for the nine months ended September 30, 2012 compared to $2,788,147 for the nine months ended September 30, 2011. The operating expense increase is primarily due to $1,035,168 of acquisition costs following the acquisition of ISN in February 2012 and $330,228 of non-cash charges for services rendered in the nine month period ended September 30, 2012. This was offset by lower a headcount and operational costs as a result of not operating any flights during the nine months ended September 30, 2012.

Other Income (Expense)

Other income (expense), net decreased by $9,268,787 to $2,455,561 for the nine months ended September 30, 2012 due mainly due to derivative warrant valuation expense of $5,673,013 recorded in the nine months ended September 30, 2011.

(Provision) Benefit for Income Taxes

The Company has provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2012.

Net Loss

Net loss for the nine months ended September 30, 2012 was $(1,093,049) or $8,549,267 lower than the net loss of $(9,642,316) for the nine months ended September 30, 2011. The decrease in net loss is primarily due to a change in a derivative warrant valuation adjustment of $8,421,832, loss on extinguishment of debenture of $571,122, lower interest expense $255,749, gain on conversion of debt $61,661, an improvement in gross margin of $35,100 offset by higher operating expenses of $753,020 during 2012.

Liquidity and Capital Resources

At September 30, 2012, the Company had $92,981 in cash and cash equivalents as compared to $38,256 in cash and cash equivalents at December 31, 2011.

Net cash used in operating activities was $272,775 and $1,899,599 for the nine months ended September 30, 2012 and 2011, respectively. The cash use for the 2012 period is due primarily to the net loss, offset by the increase of payable balances and the non-cash charges from the derivative valuation expense.

Net cash used in investing activities was $0 and $87,653 during the nine months ended September 30, 2012 and 2011, respectively, due to there was no need for additional investments in equipment during the nine month period ended September 30, 2012.

Net cash provided by financing activities was $327,500 and $500,000 during the nine months ended September 30, 2012 and 2011, respectively reflecting the issuance of a$47,500 8% convertible debenture that matures on November 29, 2012, a $27,500 8% convertible debenture that matures on January 18, 2013, issuance of a total of 21,700,000 shares of common stock for proceeds of $225,000 and $27,500 8% convertible debenture that matures on April 19, 2013.

The Company did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at September 30, 2012.

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

In connection with the above transaction, the Company recorded a net charge to operations of $5,673,103, which represents $14,333,695, the value of the warrants on June 3, 2011, less a charge of $470,000 to additional paid in capital, and an adjustment of $12,619,479 to reflect the value of the derivative warrant liability on September 30, 2012.

Equity, Convertible Debentures and Warrant Transactions

The Company has utilized equity, convertible debentures, and warrants to settle certain liabilities and secure services to conserve cash, fund operations and for financing.

During the three months ended September 30, 2012 the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of April 19, 2013.

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

Non-Cash Expense Items

During the three and nine months ended September 30, 2012, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three and nine months ended September 30, 2012. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following table summarizes the non-cash expense items, total amount and percentage of the Company’s net loss for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,				Nine months ended September 30,
	2012	%	2011	%	2012	%	2011	%
Cash and non-cash items in Net income (loss):
Cash	$(711,829)	-278.0%	$(514,471)	-8.0%	$(1,423,277)	130.2%	$(2,467,750)	25.6%
Non-cash	967,914	378.0%	6,912,673	108.0%	330,228	-30.2%	(7,174,566)	74.4%
Net loss	$256,085	100.0%	$6,398,202	100.0%	$(1,093,049)	100.0%	$(9,642,316)	100.0%

	2012	2011	2012	2011
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$1,133,795	$7,166,847	$2,748,819	$(5,673,013)
Costs incurred in acquisition of Impact Social Networking	-		(1,035,168)
Loss on extinguishment of 14% debenture	-	-	-	(571,122)
Accelerated amortization of debt discount from conversion of debenture	(2,747)	-	(59,080)	(325,399)
Loss on abandonment of property and equipment	(41,569)		(41,569)
(Loss) gain on conversion of notes	(8,339)	-	61,661	-
Warrants issued for services rendered by non-employees	-	-	-	(169,062)
Amortization of debt discount	(91,863)	(64,817)	(244,267)	(145,731)
Common shares issued for interest payable in lieu of cash	(228)	(15,179)	(6,432)	(88,615)
Equity based compensation	(8,391)	(32,394)	(25,173)	(32,394)
Depreciation and amortization	(12,744)	(18,034)	(47,840)	(45,480)
Common shares issued for license fee	-	(82,500)	(58,209)	(82,500)
Common shares issued for services rendered by non-employees	-	(41,250)	(818,514)	(41,250)
Common shares issued in lieu of cash to employees	-	-	(144,000)	-
Total non-cash	$967,914	$6,912,673	$330,228	$(7,174,566)

Non-cash dilutive per share amount	$-	$-	$-	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of September 30, 2012:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of September 30 2012.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30, 2012 we issued a total of 2,075,433 shares of common stock and 217,390 warrants to Socius, pursuant to an anti-dilution adjustments. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective October 30, 2012 Andrew Warner, ceased serving as Chief Financial Officer and Director of the Company. The Company’s CEO has assumed the role as Acting Chief Financial Officer and Acting Chief Accounting Officer.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2013

THE PAWS PET COMPANY, INC.

/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer

