Form 10-Q/A
period 2012-09-30
PAWS Pet Company, Inc.
filed 2013-04-19
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2012 filed with the Securities and Exchange Commission on April 12, 2013 (the “Original Report”) and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-Q/A.

Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

These exhibits were previously included or incorporated by reference in THE PAWS PET COMPANY, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

**	Filed Herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2013

THE PAWS PET COMPANY, INC.

By:	/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer