Form 10-K
period 2012-12-31
PAWS Pet Company, Inc.
filed 2013-06-28
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-130446

THE PAWS PET COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Illinois	20-3191557
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

455 NE 5th Ave, Suite D464, Delray Beach, FL 33483

 (Address of principal executive offices and zip code)

(561) 274 6805

 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated Filer   [  ] Accelerated filer   [  ] Non-accelerated filer   [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported on the OTCQB of the OTC Markets Group’s quotation and trading system was $4,758,046. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of June 13, 2013 was 87,551,473 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

The PAWS Pet Company, Inc.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” in this report.

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

The terms “The PAWS Pet Company. Inc.,” the “Company,” “management,” “we,” “us,” and “our” in this Annual Report on Form 10-K to refer collectively to The PAWS Pet Company Inc. and its subsidiary.

Business Summary

The PAWS Pet Company, Inc. is a development stage company seeking new investment opportunities. On March 9, 2013 The Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

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

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida), which was a successor entity to Panther Air Cargo, LLC (the “Acquisition”), whereby AAI acquired 100% of the issued and outstanding capital stock of Pet Airways, Inc. (Florida) in exchange for 25,000,000 shares of our common stock, which constituted approximately 73% of our issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

Panther Air Cargo, LLC was formed as a limited liability company in the State of Florida in February 2005. From 2005 through 2009, Panther Air Cargo d/b/a Pet Airways evaluated the market for pet air travel, including reservation systems and processes. It also considered whether it should own its own planes or contract with third parties. It also evaluated the optimal ways to configure the aircraft for safe pet travel and the initial markets to commence flight operations in. Pet Airways began flight operations in July 2009 and from the period July 2009 to March 2010 operated a weekly scheduled service. In March 2010 Pet Airways suspended flight operations to upgrade its on-line reservation system and to raise additional capital. In June 2010 Pet Airways resumed flight operation after we implemented our new reservation system and raised additional capital by issuing a series of convertible debentures, shares of common stock and warrants. Immediately prior to the Acquisition Panther Air Cargo, LLC was renamed to Pet Airways, Inc., a Florida corporation. In January of 2012 the Company decided to cease operations of Pet Airways.

As a result of the Acquisition, Pet Airways, Inc. (Florida) became a wholly-owned subsidiary of ours and the controlling stockholders of Pet Airways, Inc. (Florida) became our controlling stockholders. Also, upon completion of the Acquisition, we changed our name from AAI to Pet Airways, Inc. and commenced trading under the symbol “PAWS” on the OTC QB. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTC QB securities are quoted on OTC Markets Group’s quotation and trading system. On July 27, 2011, we filed Articles of Amendment to amend our Articles of Incorporation to change our name to The PAWS Pet Company, Inc.

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

On March 9, 2013, we entered into the agreement for the acquisition of AAPS, as described above.

Employees

As of December 31, 2012, we had 2 fulltime employees. We are not a party to any collective bargaining agreements and we believe that our relationship with our employees is good.

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

On March 4, 2013, a judgment was entered against us in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. Other than the foregoing, there were no claims, actions, or lawsuits which to our knowledge are pending or threatened that could reasonably be expected to have a material effect on the results of our operations.

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

We do not currently have sufficient cash on hand to meet our financing needs. As at December 31, 2012, we had approximately $82,000 of cash on hand. Our current monthly cash burn rate is negligible. We owe substantial amounts in accounts payable and debt which we are not able to pay. The report of our independent registered accountants issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2012 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our quarterly and annual consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We are a development stage company and anticipate losses and negative cash flow.

We are a development stage company and have no operating history upon which prospective investors may base an evaluation as to our likely performance. We are subject to all the substantial risks inherent in a development stage business enterprise. No assurances can be given that our company will be successful, profitable or that we will ever become profitable. In addition, if we ever do become profitable there can be no assurance that we will remain profitable. Before purchasing our common stock, investors should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by development stage companies in new and rapidly evolving markets, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business to fail which may result in our liquidation.

We have entered into a security exchange agreement with AAPS.

We have entered into a security exchange agreement with AAPS that is contingent upon the Company to file certain delinquent periodic reports with the Securities and Exchange Commission, (the “SEC”). No assurances can be given that even though we hereby are filing our Form 10-K for the year ended December 31, 2012 that the prior owners of AAPS will go forward with the transactions as the filing of this report was not done within the time limit required.

We are entering into new operations without any prior experience.

AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies. AAPS intends to focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. We intend to hire people with decades of experience in pharmacy and medical receivables collections. However, there are no assurances that the Company will be successful in hiring these individuals.

We may have difficulty managing our growth.

We anticipate that we will grow rapidly in the near future. Our ability to manage growth effectively will depend on our ability to improve and expand our operations, including our financial and management information systems, and to recruit, train and manage additional marketing, operations and administrative personnel. Our management may not be able to manage growth effectively, or may be unable to recruit and retain personnel needed to meet our needs. If we are unable to manage growth or hire necessary personnel, our business could be materially harmed.

Reliance on Key Personnel.

We are dependent on the expertise, experience and continued services of Daniel Wiesel, our Chairman and Chief Executive Officer, and Alysa Binder, our Executive Vice-President and Chief Development Officer. The loss of Mr. Wiesel or Ms. Binder could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of Mr. Wiesel and Ms. Binder.

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

The reports of our independent registered public accounting firms for the years ended December 31, 2012 and 2011 contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and the value of your investment in us may materially decline. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may have created, or may create, negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We have historically incurred losses and we expect these losses will continue in the future.

For the years ended December 31, 2012 and 2011, the Company incurred net losses of $(1,218,814) and $(7,513,562), respectively, of which $(879,244) and $(7,513,562), in losses was derived from continuing operations respectively, and $(339,570) and $0, related to losses from discontinued operations, respectively, for the years ended December 31, 2012 and 2011. As of December 31, 2012 the Company had an accumulated deficit of $(14,797,384) of which $(13,918,140) pertained to continuing operations and $(879,244) related to discontinued operations; compared to a deficit of $($13,578,570) from continuing operations, and no discontinued operations for the year ended December 31, 2011. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

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

If the price per share of our common stock at the time of conversion of our debentures, exercise of any warrants or issuance of shares in lieu of payments of interest on our convertible debentures is in excess of the conversion or exercise prices of these securities, the conversion or exercise of these securities would have a dilutive effect on our common stock. As of December 31, 2012, an aggregate of 124 million shares of our common stock are issuable upon conversion and/or exercise of outstanding convertible debentures.

Following the conversion of our outstanding convertible debentures and exercise of outstanding warrants, our issued and outstanding common stock would increase to 211 million shares, which represents an increase of approximately 144% over our current issued and outstanding shares of 86,509,928.

We are not permitted to include any securities other than those issued or issuable to the selling security holders until such time as all of the securities issued or issuable to the selling security holder are covered by one or more effective registration statements. This may significantly limit our ability to raise capital through future equity offerings.

The registration rights agreement prohibits us from including any securities other than those issued or issuable to the selling security holders on any registration statement without the prior written consent of the selling security holder until such time as all of the securities issued or issuable to the selling security holder are covered by one or more effective registration statements. Pursuant to the terms of the registration rights agreement, we are required to file three registration statements on behalf of the selling security holders. Once the registration statement, of which this prospectus forms a part, has been utilized for the disposition of 80% of the securities covered thereby, we are required to prepare and file a registration statement covering the sale of an additional 7,000,000 shares on behalf of the selling security holders. Once that registration statement has been utilized for the disposition of 80% of the securities covered by such registration statement, we are required to prepare and file a registration statement covering the remaining shares then held or issuable to the selling security holder. This may significantly limit our ability to raise capital through future equity financings as we will not be able to offer registration rights to other potential investors until we have satisfied our obligations under the registration rights agreement or unless the selling security holder waives its rights under the registration rights agreement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK GENERALLY

In connection with the securities exchange transaction with AAPS, the prior controlling shareholders of AAPS will have control of 80% of the outstanding shares if they convert their Series B convertible shares.

Rubicon Peak Capital LLC is the owner of 80,000 Series B convertible shares as of March 9, 2013. As a result, it possesses the capability to convert its convertible shares to the number of shares that represent 80% of the total number of outstanding shares at the time of conversion. They will then have significant influence, giving them the ability, among other things, to elect members of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. The interests of these three stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, which may affect the market price for our securities.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is considered to be a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors”, as such term is defined in the Securities Act. For transactions covered by Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

We have never paid cash dividends on our common stock. So long as any shares of our Series A Preferred Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to any junior securities, including our common stock, other than dividends or other distributions payable on our common stock solely in the form of additional shares of common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Our controlling stockholders hold a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without their approval.

Mr. Dan Wiesel, Ms. Alysa Binder and Daniel Zagorin are the beneficial owners of approximately 52.4% of our outstanding voting securities as of December 31, 2012. As a result, they possess significant influence, giving them the ability, among other things, to elect members of our board of directors and to authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. The interests of these three stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, which may affect the market price for our securities.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease office space in Delray Beach, Florida. The Florida office, which is our corporate headquarters, is used for corporate administrative functions. The office is owned by our CEO, Mr. Dan Wiesel, and we lease it free of charge on a month-to-month basis.

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

Year Ending December 31, 2012

	High	Low
1st Quarter Ended March 31, 2012	$0.17	$0.06
2nd Quarter Ended June 30, 2012	$0.14	$0.02
3rd Quarter Ended September 30, 2012	$0.10	$0.00
4th Quarter Ended December 31, 2012	$0.01	$0.00

Year Ended December 31, 2011

	High	Low
1st Quarter Ended March 31, 2011	$1.75	$0.65
2nd Quarter Ended June 30, 2011	$1.12	$0.40
3rd Quarter Ended September 30, 2011	$0.60	$0.15
4th Quarter Ended December 31, 2011	$0.30	$0.12

Dividends

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

Holders

As of June 13, 2013, we had 150 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a Stock Incentive Plan (the “Plan”).Under the Plan, at December 31, 2012 and 2011, the Company had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common equity at fair market value, as determined by the Company’s Board of Directors, at the date of grant.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by shareholders	722,000	$0.16	3,278,000

Recent Sales of Unregistered Securities

In addition to transactions reported in our periodic filings under the Securities Exchange Act of 1934:

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

On September 30, 2012 the Company elected to issue 41,545 shares of common stock valued at $228, using the closing stock price of the day, in lieu of cash to satisfy interest payable at September 30, 2012 to the convertible debentures holders.

On December 31, 2012 the Company elected to issue 41,545 shares of common stock valued at $206, using the closing stock price of the day, in lieu of cash to satisfy interest payable at December 31, 2012 to the convertible debentures holders.

All of the foregoing securities were issued pursuant to the exemption from registration afforded by Section 4(a) (2) under the Securities Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one percent or one tenth of one percent.

Overview

We are a development stage company currently seeking new opportunities for investment.

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

Our Board of Directors has reviewed our related disclosures in our Form 10-K for the period ended December 31, 2012 and for the period ended December 31, 2011 filed with the SEC. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Derivative Liabilities

We have utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type include ASC 470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”),” EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Accordingly, we have used the Black-Scholes option-pricing model as our method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (BCF) and warrant equity component are recorded to APIC with an offset discount to the principal value of the convertible debenture. We have used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. We record to interest expense the unamortized discount value associated with a debenture converted in a period.

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

Equity-Based Compensation

We are using the Black-Scholes option-pricing model as our method of valuation for share-based awards (e.g., warrant to purchase shares of common stock) used to settle certain liabilities to non-employees. Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by our equity price as well as assumptions regarding our expected equity price volatility over the term of the awards, the selection of a risk free interest rate, the ultimate disposition of the award and the impact of the award on earnings per share. For example, in calculating the expected equity price volatility, we may consider using our historical experience only, our experience plus that of a publicly trade index volatility experience, or a blended volatility experience for public peer companies. We also evaluate carefully the expected life term of an award though the vesting of awards to date have been immediate. Finally, we attempt to use a risk free rate that is widely quoted and pertinent across a broad range of transactions.

Results of Operations

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011.

The following table sets forth, certain statement of operations data relating to the business for the periods indicated.

	Twelve months ended December 31				Year over Year Change
	2012		2011		$	%

Revenue	$-	*	$1,584,432	100%	$(1,584,432)	100%
Cost of revenue	-	*	1,821,128	115%	(1,821,128)	*
Gross loss	-	*	(236,696)	-15%	236,696	*

Operating expense:
Sales, general and administration	1,736,541	*	4,006,129	253%	2,269,588	*

Loss from operations	(1,736,541)	*	(4,242,825)	-268%	2,506,284	*

Other income (expense):
Interest expense (including $411,332 and $556,437, respectively, of amortization of debt discount)	(423,110)	*	(664,032)	-36%	240,922	*
Deferred financing fee	(427,073)	*	427,073	*	(854,146)	*
Net gain on conversion of convertible notes	61,661	*	-	*	61,661	*
Loss on extinguishment of debt	-	*	(571,122)	-36%	571,122	*
Impairment of goodwill	(1,035,168)	*	-	*	(1,035,168)	*
Warrant liability valuation, net	2,682,587	*	(2,460,956)	-155%	5,143,543	*
Other income (expense), net	858,897	*	(3,269,037)	-206%	4,127,934	*

Loss before income taxes	(877,644)	*	(7,511,862)	-474%	6,634,218	*
Expense for income taxes	1,600	*	1,700	*	(100)	*

Loss from continuing operations	(879,244)	*	(7,513,562)	-474%	$6,634,318	*

Discontinued operations:
Loss from discontinued operations, net of tax	(339,570)	*	-	*	(339,570)	*

Net loss	$(1,218,814)	*	$(7,513,562)	-474%	$6,294,748	*

Net loss per share, basic and diluted	$(0.02)		$(0.18)

Weighted average shares used in calculation of basic and diluted net income (loss) per share	71,122,936		42,836,006

* Not meaningful.

Revenue. Revenue for the year ended December 31, 2012 was $0 compared to $1.6 million for the year ended December 31, 2011. The decrease is due to discontinued operations as of January 2012.

Cost of revenue. Cost of revenue for the year ended December 31, 2012 was $0 compared to $1.8 million (115% of revenue) for the year ended December 31, 2011 due to discontinued operations as of January 2012.

Operating expenses. Operating expenses for the year ended December 31, 2012 consisted mainly of payroll costs, R&D costs, non-cash equity-based compensation, professional fees, and outside services. The operating expenses for the year ended December 31, 2012 were $1.7 million compared to $4.0 million for the year ended December 31, 2011.

Other income (expense), net. Other income (expense), net increased to an income of $859,000 from an expense of $3.3 million, or a change of income of $4.1 million primarily due to the derivative warrant valuation change of $5.1 million from 2011 to 2012 and a change in deferred financing fee of $854,000.

Loss from discontinued operations. The Company closed the Pet Airway business and discontinued flight operations in January 2012. In closing the business we incurred over the year $340,000 in discontinued operations related expenses.

Net loss. Our net loss was $1.2 million in 2012 as compared to $7.5 million in 2011. The decrease in losses is primarily attributable to an increase in other income (expense) items and a reduction of sales, general and administration expenses of $2.3 million.

Non-Cash Expense Items

During 2012 and 2011, we entered into a number of equity financings for working capital purposes, the settlement of services rendered in lieu of cash and general corporate purposes. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	%	2011	%
Cash and non-cash items in net income (loss):
Cash	$(934,804)	76.7%	$(3,808,852)	50.7%
Non-cash	(284,010)	23.3%	(3,704,710)	49.3%
Net loss	$(1,218,814)	100.0%	$(7,513,562)	100.0%

	2012		2011
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$2,682,587		$(2,460,954)
Costs incurred in acquisition of Impact Social Networking	(1,035,168)		-
Loss on extinguishment of 14% debenture	-		(571,122)
Accelerated amortization of debt discount from conversion of debenture	(59,080)		(325,399)
Loss on abandonment of property and equipment	(49,053)		-
(Loss) gain on conversion of notes	6 1,661		-
Warrants issued for services rendered by non-employees	-		(169,061)
Amortization of debt discount	(352,252)		(231,038)
Common shares issued for interest payable in lieu of cash	(6,638)		(101,121)
Deferred financing fee	(427,073)		4 27,073
Equity based compensation	(25,173)		(39,769)
Depreciation and amortization	(53,098)		(63,078)
Common shares issued for license fee	(58,209)		(117,791)
Common shares issued for services rendered by non-employees	(818,514)		(52,450)
Common shares issued in lieu of cash to employees	(144,000)		-
Total non-cash	$(284,010)		$(3,704,710)

Non-cash dilutive per share amount	$-		$-

Liquidity and Capital Resources

At December 31, 2012, the Company had $81,755 in cash and cash equivalents as compared to $38,256 in cash and cash equivalents at December 31, 2011.

Net cash used in operating activities was $(284,001) and $(1,941,148) for the years ended December 31, 2012 and 2011, respectively. The Company’s operating activities were substantially curtailed as we stopped our Pet Airway operations. The Company still expended monies trying to develop the Pawdoodle initiative, in which the initiative was subsequently abandoned.

Net cash used in investing activities was $(87,653) during the year ended December 31, 2011 with no investing activities during the year ended December 31, 2012. Cash used during the year ended December 31, 2011 period was primarily due to upgrades to the reservation system enhancements and the build out for the San Jose administrative offices and pet airport facilities.

Net cash provided by financing activities was $327,500 and $556,000 during the years ended December 31, 2012 and 2011, respectively. The cash provided in 2012 was received through issuance of convertible notes and sale of shares, compared to proceeds received in 2011 that was primarily due to proceeds of the issuance of 2,253,470 shares of common stock for $500,000 from the Socius CG II, Ltd. financing (See Socius CG II, Ltd. Agreement below).

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We will need to complete additional financing transactions in order to continue operations beyond the next twelve months. We do not currently have sufficient cash on hand to meet our needs to pay outstanding debt and payables. We currently do not generate any from our operations to cover our monthly operating costs. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenues, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privilege senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to significantly curtail or suspend our operations.

If we are unable to generate sufficient liquidity from operations or raise additional financing on acceptable terms, our business, results of operations, liquidity and financial condition could be adversely affected, and we may be required to significantly reduce our operations, including but not limited to terminating or suspending all operations and reorganizing or liquidating the Company.

Socius CG II, Ltd. Financing

On June 3, 2011, the Company entered into a securities purchase agreement with Socius CG II, Ltd. Agreement (“Socius”), pursuant to which it secured $500,000 of immediate funding through the issuance and sale of 2,253,470 shares of common stock and a warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to anti-dilution adjustments). In addition, Socius agreed to purchase up to an additional $5 million in non-convertible shares of Preferred Stock from the Company over the next two years, subject to the Company meeting certain conditions.

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

In connection with the above transaction, we recorded a net charge to operations of $5,673,053 and a charge to additional paid in capital of $470,000 during the year ended December 31, 2011. The above value of the derivative liability was reduced to $2,930,955 at December 31, 2011 and $248,368 at December 31, 2012, respectively. In connection with the Socius transaction we recorded total deferred financing fees of $427,073 during the year ended December 31, 2011. However, because access to the $5 million financing is based on a percentage formula of the dollar value of stock traded, the Company determined that it is unlikely that sufficient stock volume will be reached over the balance of the term of the financing and has expensed the deferred financing fees of $427,073 during the quarter ended September 30, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item appears in this report on the pages indicated in the following index:

Page
Index to Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — December 31, 2012 and 2011	F-2

Consolidated Statements of Operations — Years ended December 31, 2012 and 2011, and for the period from inception of development stage (February 1, 2012) to December 31, 2012	F-3

Consolidated Statement of Changes in Stockholders’ Deficit — Years ended December 31, 2012 and 2011, and for the period from inception of development stage (February 1, 2012) to December 31, 2012	F-4

Consolidated Statements of Cash Flows — Years ended December 31, 2012 and 2011, and for the period from inception of development stage (February 1, 2012) to December 31, 2012	F-5

Notes to consolidated financial statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Paws Pet Company, Inc.

Delray Beach, Florida

We have audited the accompanying consolidated balance sheets of The Paws Pet Company, Inc., (A Development Stage Company), (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2012, and for the period from inception of development stage (February 1, 2012) to December 31, 2012. The Paws Pet Company, Inc. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Paws Pet Company, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 201, and for the period from inception of development stage (February 1, 2012) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
June 26, 2013

THE PAWS PET COMPANY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,755	$38,256
Receivable due from credit card clearing house	-	59,418
Prepaid expenses	1,600	1,537
Deferred financing fee	-	427,073
Total current assets	83,355	526,284

Property and equipment, at cost	169,136	256,199
Less: accumulated depreciation and amortization	(116,753)	(101,665)
Total property and equipment, net	52,383	154,534

Security deposits and other	-	39,689
Total assets	$135,738	$720,507

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,596,826	$1,910,660
Convertible debentures, net of debt discount of $160,067 and $0 at December 31, 2012 and 2011, respectively	655,433	-
Litigation accrual, discontinued operations	87,491	-
Accounts and accrued expenses payable, discontinued operations	778,074	-
Total current liabilities	3,117,824	1,910,660

Non-current liabilities:
Convertible debentures, net of debt discount of $0 and $482,003 at December 31, 2012 and 2011, respectively	-	342,997
Warrant liability	248,368	2,930,955
Total non-current liabilities	248,368	3,273,952
Total liabilities	3,366,192	5,184,612

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, 10,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock, no par value, 350,000,000 shares authorized, 86,509,928 and 46,201,182 issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Additional paid-in capital	11,566,930	9,114,465
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,918,140)	(13,578,570)
Accumulated deficit since inception of development stage (February 1, 2012) to (December 31, 2012)	(879,244)	-
Total stockholders’ deficit	(3,230,454)	(4,464,105)
Total liabilities and stockholders’ deficit	$135,738	$720,507

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from inception
			of development stage
	Years ended December 31,		(February 1, 2012)
	2012	2011	to December 31, 2012

Revenue	$-	$1,584,432	$-
Cost of revenue	-	1,821,128	-
Gross loss	-	(236,696)	-

Operating expense:
Sales, general and administration	1,736,541	4,006,129	1,736,541

Loss from operations	(1,736,541)	(4,242,825)	(1,736,541)

Other income (expense):
Interest expense (including $411,332 and $556,437, respectively, of amortization of debt discount)	(423,110)	(664,032)	(423,110)
Deferred financing fee	(427,073)	427,073	(427,073)
Net gain on conversion of convertible notes	61,661	-	61,661
Loss on extinguishment of debt	-	(571,122)	-
Impairment of goodwill	(1,035,168)	-	(1,035,168)
Warrant liability valuation, net	2,682,587	(2,460,956)	2,682,587
Other income (expense), net	858,897	(3,269,037)	858,897

Loss before income taxes	(877,644)	(7,511,862)	(877,644)
Provision for income taxes	1,600	1,700	1,600

Loss from continuing operations	(879,244)	(7,513,562)	(879,244)

Discontinued operations:
Loss from discontinued operations, net of tax	(339,570)	-	-

Net loss	$(1,218,814)	$(7,513,562)	$(879,244)

Net loss per share, basic and diluted	$(0.02)	$(0.18)	$(0.01)

Weighted average shares used in calculation of basic and diluted net loss per share	71,122,936	42,836,006	73,428,444

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated
			deficit from	Accumulated
			inception until	deficit from
	Common Stock,	Additional	discontinuance of	inception of	Total
	No Par Value	Paid-In	operations	development stage	Stockholders’
	Shares	Capital	(January 31, 2012)	(February 1, 2012)	Deficit

Balance, December 31, 2010	38,314,615	$6,407,128	$(6,065,008)	$-	$342,120

Conversion of 8% debentures to common stock	1,300,000	525,000	-	-	525,000
Common shares issued for cash	2,533,470	556,000	-	-	556,000
Common shares issued for shares in lieu of cash	3,329,219	1,983,098	-	-	1,983,098
Cost of equity offering and share registration	-	(1,290,028)	-	-	(1,290,028)
Warrants issued with $350,000 convertible debenture	-	481,250	-	-	481,250
Warrants issued in connection with financings	-	(470,000)	-	-	(470,000)
Value attributed to APIC from the issuance of a $350,000 convertible debenture with beneficial conversion feature and warrants	-	342,632	-	-	342,632
Common shares issued to Intellicell	433,332	117,791	-	-	117,791
Common shares issued in lieu of interest paid in cash	290,546	252,764	-	-	252,764
Warrants issued for services rendeed by non-employees	-	169,061	-	-	169,061
Stock option expense	-	39,769	-	-	39,769
Net loss	-	-	(7,513,562)		(7,513,562)
Balance, December 31, 2011	46,201,182	9,114,465	(13,578,570)	-	(4,464,105)

Common shares issued for cash	21,700,000	225,000	-	-	225,000
Common shares issued for services to employees	1,200,000	144,000			144,000
Common shares issued for services to non-employees	6,820,950	818,541	-	-	818,541
Common shares issued in lieu of interest paid in cash	176,507	6,638	-	-	6,638
Common shares issued for license agreement	733,335	58,209			58,209
Common shares issued in exchange for shares	7,394,056	1,035,168	-	-	1,035,168
Common shares issued for conversion of debenture	2,283,898	42,000	-	-	42,000
Stock option expense	-	25,173	-	-	25,173
Gain on conversion of convertible notes		8,339			8,339
Value attributed to APIC from the issuance of a $350,000 convertible debenture with beneficial conversion feature and warrants	-	89,397	-	-	89,397
Net loss	-	-	(339,570)	(879,244)	(1,218,814)

Balance, December 31, 2012	86,509,928	$11,566,930	$(13,918,140)	$(879,244)	$(3,230,454)

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			inception of
			development stage
	December 31,		(February 1, 2012) to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,218,814)	$(7,513,562)	$(879,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,098	63,078	48,673
Equity based compensation	25,173	39,769	25,173
Warrant valuation, net	(2,682,587)	2,930,954	(2,682,587)
Loss on abandonment of property and equipment	49,053	-	-
Loss on extinguishment of 14% debenture	-	571,122	-
Accelerated amortization of debt discount from conversion of debenture	59,080	325,399	59,080
Amortization of debt discount	352,252	231,038	352,252
Net gain on conversion of convertible notes	(61,661)	-	(61,661)
Impairment of goodwill	1,035,168	-	1,035,168
Warrants issued in lieu of cash for services rendered by non-employees	-	169,061	-
Common shares issued in lieu of cash to Intellicell for license fee	58,209	117,791	58,209
Common shares issued in lieu of cash for interest to non-employees	6,638	525,394	6,638
Common shares issued in lieu of cash for services rendered by non-employees	818,514	-	818,514
Common shares issued in lieu of cash compensation to employees	144,000	-	144,000
Deferred financing fee	427,073	(427,073)	427,073
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	59,418	63,716	-
Prepaid expenses	(63)	117,817	(63)
Security deposits and other	39,689	(8,902)	39,689
Accounts payable and accrued expenses	350,474	853,250	314,821
Accounts payable and accrued expenses, discontinued operations	201,285	-	-
Net cash used in operating activities	(284,001)	(1,941,148)	(294,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(87,653)	-
Net cash used in investing activities	-	(87,653)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	225,000	556,000	225,000
Proceeds from issuance of debt	102,500	-	102,500
Net cash provided by financing activities	327,500	556,000	327,500
Net change in cash and cash equivalents	43,499	(1,472,801)	33,235
Cash and cash equivalents at beginning of period	38,256	1,511,057	48,520
Cash and cash equivalents at end of period	$81,755	$38,256	$81,755

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest expense	$-	$6,480	$-
Non-cash transactions:
Conversion of 8% convertible debentures to 1.3 million shares of common stock	$-	$525,000	$-
Conversion of convertible debentures to 2,283,898 shares of common stock	$42,000	$-	$42,000
Purchase of subsidiary in exchange for issuing shares	$1,035,168		$1,035,168
Derivative warrant valuation APIC component	$-	$470,000	$-
Issuance of 14% convertible debenture with warrants in exchange for 14% debenture	$-	$350,000	$-
Derivative liability discount from issuance of 14% convertible debenture with warrants	$-	$342,632	$-
Extinguishment of 14% debenture exchanged for 14% convertible debenture	$-	$250,000	$-
Common shares issued in 2011 in lieu of cash for 2011 interest due	$-	$258,183	$-
Common shares issued in 2011 for services rendered by non-employees	$-	$298,824	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

The PAWS Pet Company, Inc. is a development stage company seeking new investment opportunities. On March 9, 2013 The Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

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

Continuation of Company as a Going Concern

The Company has experienced net losses in each calendar quarter since our inception and, as of the year ended December 31, 2012, had a total accumulated deficit of $(14,797,384). The Company incurred a net loss to common shareholders of $(339,570) during the period January 1, 2012 to January 31, 2012 and a net loss of $(879,244) during the period February 1, 2012 to December 31, 2012. As a result of these conditions, the report of our independent registered accountants issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2012 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the twelve month period ending on December 31.

Principles of Consolidation

The consolidated financial statements presented above include the accounts of The PAWS Pet Company, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Development Stage Company

On January 31, 2012, the Company exited the pet airline business. The Company is planning to exploit specific niche opportunities in wholesale and retail pharmacies with a focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. The Company has been in the development stage since February 1, 2012 and has not yet realized any revenue since then. The Company is a development stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 915 “Development Stage Entities.” A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue therefrom. As a development stage enterprise the Company will report cumulative costs beginning from the time the Company discontinued its previous operations.

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

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs

Advertising and marketing costs of $0 and $78,746 were expensed as incurred in each of the years ended December 31, 2012 and 2011, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation of computer equipment and software is computed using the straight line method over the estimated useful lives of the assets. Estimated useful lives of three to five years are used for computer equipment and software. Property and equipment sold, retired or disposed of, together with related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in income or loss. The interest expense amount subject to capitalization during the construction period of the Pet Lounges was immaterial as of December 31, 2012.

Long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. The goodwill acquired in connection to the share exchange agreement with Impact Social Networking, Inc. was impaired as of March 31, 2012, and written off to the Statement of Operations. There were no long-lived assets as of December 31, 2012 and 2011, respectively.

Concentrations

Payment collected is invested in money market and interest earning deposit accounts at a FDIC insured financial institution at times at levels that may exceed the $250,000 insurance limit afford each account holder.

Revenue Recognition

The Company recognizes revenue when it is earned, and its collection is reasonable assured.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Pursuant to accounting guidance concerning provision for uncertain income tax provisions contained in Accounting Standards Codification (“ASC”) 740-10, there are no uncertain income tax positions. The federal, state, and city income tax returns of the Company are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Computation of Earnings per Share

In accordance with FASB ASC 260, “Earnings per Share”, the basic earnings or loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and 2011, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $987,714 and $602,835 for the years ended December 31, 2012 and 2011, respectively.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Information

ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company originally operated as a single segment company; however, as of February 1, 2012 the Company became a development stage company and is no longer operating as a segment. The Company intends to commence operations as another segment in the near future.

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

On February 12, 2008, the FASB allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. Upon adoption ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements as of December 31, 2012 and 2011, respectively.

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

Our current and non-current debentures payable obligations are valued using Level 3 inputs. The fair values of the obligations exceed their carrying cost and are fairly presented throughout our consolidated financial statements at December 31, 2012.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisition of subsidiary

On February 23, 2012, pursuant to a share exchange agreement (the “Exchange Agreement”) the Company acquired 100% of the issued and outstanding capital stock of Impact Social Networking, Inc. (“ISN”), a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. The Transaction was accounted for using the acquisition method under ASC Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Transaction will be deductible for income tax purposes.

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

In September, 2012, the Company decided not to continue to pursue the development of Pawdoodle. The Company, during its annual impairment review of long-lived assets determined that the fair value of the goodwill was zero based that the software purchased was not finished and internally developed and therefore, wrote off the value of the goodwill of $1,035,168 as impaired per the Statement of Operations.

4. Property and Equipment

Property and equipment consist of the following at:

	For the Years ended December 31,
	2012	2011
Equipment and furniture	$13,312	$55,841
Leasehold improvements	-	25,908
Airport facility equipment	-	18,626
Website development	155,824	155,824
	169,136	256,199
Less: accumulated depreciation and amortization	(116,753)	(101,665)
Property and equipment, net	$52,383	$154,534

Depreciation and amortization expense was $53,098 for the year ended December 31, 2012, that comprised of $1,497 and $51,601 of expense, related to discontinued and continuing operations, respectively, compared to $63,078 of depreciation expense for the year ended December 31, 2011. In January 2012, the Company abandoned equipment located in several formerly rented facilities related to the airline business therefore, recognizing a loss due to abandonment of equipment of $49,053.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Capital

Common Stock

The Company is authorized to issue up to 350,000,000 shares of common stock, no par value. There were 86,509,928 and 46,201,182 shares of common outstanding as of December 31, 2012 and 2011, respectively. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

During the year ended December 31, 2012, the Company issued an aggregate of 6,820,950 shares of common stock to non-employees valued at $818,541. During the year ended December 31, 2012, the Company issued 1,200,000 shares of common stock to employees for services rendered valued at $144,000.

Pursuant to the terms of the unsecured, convertible debentures (“debentures”), the Company has elected to issue shares of common stock to satisfy the accrued interest due to the debenture holders. For the year ended December 31, 2012 the Company elected to issue 176,507 shares of common stock valued at $6,638 using the closing stock price at the close of the quarter end, in lieu of cash to satisfy interest payable at each reporting quarter period end to the convertible debentures holders.

There were no stock warrants or stock options exercised during the years ended December 31, 2012 and 2011.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, no par value. The 10,000,000 shares of preferred stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a “series” of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. As of December 31, 2012 and 2011, there were no shares of any series of preferred stock outstanding.

6. Private Placements

Common Stock Sale

Socius CG II, Ltd. Agreement

On June 3, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which we secured $500,000 of immediate funding through the issuance and sale to accredited investor of 2,253,470 shares of the Company’s common stock (such shares being the “Initial Purchase Shares” and such purchase being the “Initial Purchase”). In connection therewith, (i) we also issued to accredited investor a warrant to purchase up to 20,476,707 shares of our common stock, and (ii) accredited investor agreed to purchase from the Company up to $5.0 million (the “Aggregate Preferred Stock Purchase Price”) of our newly created perpetual and non-convertible Series A Preferred Stock (the “Preferred Stock”), at a price per share of $10,000, in one or more tranches (each a “Preferred Tranche”).The Preferred Stock participates with the common stock in any dividends or distributions or change of control transactions as further described herein. In connection with the Purchase Agreement, we also agreed to issue an additional 1,126,735 shares of common stock to accredited investor on the 75 day anniversary of the Initial Purchase as consideration for executing and delivering the Purchase Agreement (the “Commitment Shares”). The Commitment Shares shall not be issued to accredited investor and shall be held in abeyance (and accredited investor shall not have the right to, or be deemed to have, beneficial ownership of such Commitment Shares) to the extent that such issuance would result in accredited investor and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock. The warrant also does not permit issuance of common stock there under to the extent that such issuance would result in accredited investor and its affiliates owning or being deemed the beneficial owner of more than 9.99% of the then issued and outstanding common stock. All of the foregoing was effectuated without registration under the Securities Act, in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated there under. These securities may not be transferred or sold absent registration under the Securities Act or an applicable exemption therefrom.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms and subject to the conditions of the Purchase Agreement, from time to time over the two-years following the Initial Purchase, beginning on August 17, 2011, at the Company’s sole discretion, the Company may sell to the accredited investor, and the accredited investor will be obligated to purchase, shares of the Preferred Stock. In order to effectuate such a sale, the Company will issue to the accredited investor, subject to the terms and conditions of the Purchase Agreement (all of which conditions are outside of the accredited investor’s control) one or more Preferred Tranche notices to purchase a certain dollar amount of such Preferred Stock (each such notice, a “Preferred Notice”).Upon receipt of a Preferred Notice, the accredited investor will be obligated, subject to the terms and conditions specified in the Purchase Agreement (which conditions are outside of the accredited investor’s control), to purchase the Preferred Stock subject to such Preferred Notice on the 10th trading day after the date of the Preferred Notice. Such conditions include, but are not limited to, the following: (i) the Common Stock must be listed for trading or quoted on a trading exchange or market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement must be true and correct as if made on the date of each Preferred Notice (subject, however, to the Company’s ability to update disclosure exceptions to such representations and warranties through the Company’s SEC reports), (iii) the Company must not be in breach or default of the Purchase Agreement or any agreement entered into in connection therewith (the “Transaction Documents”), or any other material agreement of the Company, (iv) there shall have occurred no material adverse effect involving the Company or its business, operations or financial condition since the date of the Initial Purchase, (v) the absence of any law or judicial action prohibiting the transactions contemplated by the Purchase Agreement, or any lawsuit seeking to prohibit or adversely affect such transactions, and (vi) all necessary governmental, regulatory or third party approvals and consents must have been obtained. The maximum amount of each Preferred Tranche is limited to a dollar amount of Preferred Stock equal to the lesser of (a) 20% of the cumulative dollar trading volume of the Common Stock for the 10 trading day-period immediately preceding the applicable Preferred Notice date and (b) $5.0 million less the amount of any previously noticed and funded Preferred Tranches. In addition, each Preferred Notice after the first Preferred Notice may not be given sooner than the trading day after the date on which the closing for the prior Preferred Tranche has occurred.

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

In connection with the above transaction, we recorded a net charge to operations of $5,673,053 and a charge to additional paid in capital of $470,000 during the year ended December 31, 2011. The value of the derivative warrant liability was reduced to $2,930,955 at December 31, 2011 and $248,368 at December 31, 2012. In connection with this transaction we recorded deferred financing fees of $427,073. However, because access to the financing is based on a percentage formula of the dollar value of stock traded, the Company determined that it is unlikely that sufficient stock volume will be reached over the balance of the term of the financing and has expensed the deferred financing fees of $427,073 during the quarter ended September 30, 2012.

On December 29, 2011, the Company completed a private placement with three investors where we issued and sold a total of 280,000 shares of our common stock and a warrant to purchase 280,000 shares of our common stock at an exercise price of $0.20, for gross proceeds of $56,000. The exercise price equaled the quoted per share market price at the date of the sale of the shares.

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

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 26, 2012 the Company issued 45,833 shares of common stock valued at $4,583 using the closing stock price of the day, as compensation for a license fee to non-employees.

On March 31, 2012 the Company elected to issue 49,394 shares of common stock valued, using the closing stock price of the day valued at $4,442 in lieu of cash to satisfy interest payable at March 31, 2012 to the convertible debentures holders.

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

On June 30, 2012 the Company elected to issue 44,063 shares of common stock valued at $1,763, using the closing stock price of the day, in lieu of cash to satisfy interest payable at June 30, 2012 to the convertible debentures holders.

On September 4, 2012 the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

On September 30, 2012 the Company elected to issue 41,545 shares of common stock valued at $228, using the closing stock price of the day, in lieu of cash to satisfy interest payable at September 30, 2012 to the convertible debentures holders.

On December 31, 2012 the Company elected to issue 41,545 shares of common stock valued at $206 using the closing stock of the day, in lieu of cash to satisfy interest payable at December 31, 2012 to the convertible debentures holders.

7. Stock Options Plan

The Company has a Stock Incentive Plan (the “Plan”).Under the Plan, at December 31, 2012 and 2011, the Company had 4,000,000, reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common equity at fair market value, as determined by the Company’s Board of Directors, at the date of grant.

Through December 31, 2012, the Company granted 1,222,000 options to purchase shares of our common stock to officers and employees with an exercise price of $0.17 per share, the fair market value at the date of grant. The options vest from zero to three years. The option compensation value will be expensed to operations over the option's vesting schedule. Using the Black-Scholes option pricing model and on an estimated forfeiture rate, the remaining value to be expensed based on 722,000 outstanding options is approximately $13,000. The expense amortized during the years ended December 31, 2012 and 2011, was $25,173 and $39,679, respectively.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted Average		Weighted Average
	(in	Exercise	Fair	Remaining Contractual
Options	thousands)	Price	Value	Term (in years)
At December 31, 2010	—	$—	$—
Granted	1,222	0.16	0.10
Exercised	—	—	—
Forfeiture and cancelled	(50)	0.17	0.10
At December 31, 2011	1,172	$0.17	$0.10	9.7
Granted	—	—	—
Exercised	—	—	—
Forfeiture and cancelled	(450)	0.17	0.10
At December 31, 2012	722	$0.16	$0.10	8.7
Exercisable at December 31, 2012	722	$0.16	$0.10	8.7
Available for future grant	3,278

The following table summarizes information about options outstanding at December 31, 2012:

	Outstanding options			Vested options
Range of Exercise Price	Number Outstanding at December 31, 2012 (000s)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.14 - $0.17	722	8.7	$0.16	566	$0.17	8.6

The following table summarizes information about non-vested options outstanding at December 31, 2012:

	Number of	Weighted Average Grant
Total Non-vested options	shares (000s)	Date Fair Value
At December 31, 2010	—	$—
Granted	1,222	0.10
Vested	(337)	0.10
Forfeited	(50)	0.10
At December 31, 2011	835	0.10
Granted	—	—
Vested	(229)	0.10
Forfeited	(450)	0.10
At December 31, 2012	156	$0.09

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt Obligations

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

On September 4, 2012 the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

At December 31, 2012, an aggregate of $565,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

Convertible debentures, net of unamortized discounts, consist of the following:

	December 31, 2012	December 31, 2011
Principal amount 8% convertible debenture short term	$565,500	$-
Principal amount 8% convertible debenture long term	-	475,000
Principal amount 14% convertible debenture	250,000	350,000
Unamortized debt discount	(160,067)	(482,003)
Net carrying amount	$655,433	$342,997
Equity component (recognized in additional paid-in capital)	$879,528	$790,131

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The discount is amortized as interest expense over the period of the debentures term. Interest expense of $411,332 was recorded to operations related to the amortization of debenture debt discounts during the year ended December 31, 2012. This included $2,747 of accelerated amortization due to the conversion of $12,000 of 8% convertible debentures, in addition to $56,333 due to the conversion of $100,000 of 14% convertible debentures.

Warrants

On January 4, 2011, the Company issued a warrant with an exercise price of $1.00 for the purchase of 100,000 shares of common stock valued at $1.50 per share, or $150,000, as settlement of services rendered by non-employee in 2010.

On February 4, 2011, the Company issued a warrant with an exercise price of $1.00 purchase of 16,575 shares of common stock valued at $1.15 per share, or $19,061, as settlement of services rendered by non-employee in 2010.

On June 3, 2011, the Company issued a warrant with an exercise price of $0.50 purchase of 875,000 shares of common stock valued at $0.70 per share, or $ 612,500.

On June 3, 2011, the Company issued a warrant with an exercise price of $1.02 purchase of 20,476,707 shares of common stock valued at $0.70 per share, or $14,333,694.

On December 29, the Company issued a warrant with an exercise price of $0.20 purchase of 738,678 shares of common stock valued at $0.14 per share, or $103,414.

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

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 30, 2012, an additional 761,126 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

On July 24, 2012, an additional 217,390 warrants were issued to Socius with an exercise price of $0.01 per share to reflect an anti-dilution adjustment.

A summary of the warrant activity for the year ended December 31, 2012 is as follows:

					Weighted
					Average
				Weighted	Remaining
				Average	Contracted Term	Aggregate
	Number of Warrants			Exercise Price	(Years)	Intrinsic Value
	Equity and	8% Convertible	14% Convertible
	Services	Debentures	Debenture
Outstanding at December 31, 2011	21,631,960	1,400,000	875,000	$0.97	3.46	$-
Granted	4,336,503			$0.14	3.42
Granted	252,499			$0.14	3.42
Granted	53,811			$0.05	3.42
Granted	5,715,606			$0.12	3.42
Granted	1,821,853			$0.01	3.42
Exercised/Expired/Cancelled	-			$-	-
Outstanding at December 31, 2012	33,812,232	1,400,000	875,000	$0.68	3.45	$-
Exercisable at December 30, 2012	33,812,232	1,400,000	875,000	$0.68	3.45	$-

Weighted Average Grant Date Fair Value				$0.47

9. Segment Information

The Company originally operated as a single segment company; however, effective February 1, 2012 the Company became a development stage company and is no longer operating as a segment. The Company intends to commence operations as another segment in the near future.

10. Income Taxes

As of December 31, 2012, the Company had deferred tax assets primarily consisting of its net operating loss carry forwards, accrued expenses and capitalized start-up costs for tax purposes. However, because the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

With respect to tax years prior to 2010, the Company was taxed as a partnership. Accordingly, all of the losses of the Company flow through to the members of the partnership and the Company has no deferred tax assets or loss carry forwards from this period.

The valuation allowance for the deferred tax asset increased by $1,325,588 for the year ended December 31, 2012.

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

The Company accounts for income taxes using the asset and liability approach in accordance with ASC 740, “Accounting for Income Taxes”., by prescribing a more-likely-than-not (i.e., greater than 50% likelihood of receiving a benefit) threshold to recognize any benefit of a tax position taken or expected to be taken in a tax return. Tax positions that meet the recognition threshold are reported in the consolidated financial statements. The guidance further provides the benefit to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The interpretation also clarifies the consolidated financial statements classification of tax related penalties and interest and set forth new disclosures regarding unrecognized tax benefits. The adoption of ASC 740-10 did not have a material impact on our consolidated financial results.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2012, the Company had available net operating loss carry forwards of approximately $7,169,146 for federal income tax purposes. Such carry forwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2032 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carry forwards may be limited due to the ownership changes and the Company’s acquisitions.

At December 31, 2012, the Company had not filed the federal tax return for the years ended December 31, 2012, 2011 and 2010.

Deferred tax assets are comprised of the following components:

	Years Ended December 31,
	2012	2011
Current:
Deferred state taxes	$(50,645)	$(9,309)
Accruals and reserves	874,248	177,710
	823,603	168,401
Non-current:
Property, equipment and capitalized startup costs	103,378	91,698
Net operating loss carry forwards	2,951,774	2,311,023
Deferred state taxes	(177,483)	(126,600)
Beneficial conversion feature discount amortization	(58,917)	(127,755)
	2,818,752	2,148,366
Total deferred tax asset	3,642,355	2,316,767
Deferred tax asset valuation allowance	(3,642,355)	(2,316,767)
Net deferred tax asset	$-	$-

	Years Ended December 31,
	2012	2011
Reconciliation roll:
Book income (loss)	$(1,218,814)	$(7,513,561)
Income tax expense	1,600	1,700
Subtotal	(1,217,214)	(7,511,861)

Permanent differences	(2,151,965)	3,371,050
Temporary differences	1,884,648	393,268
Net loss	$(1,484,531)	$(3,747,543)

11. Net Loss per Share

Net loss per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of our convertible debt securities, stock options and warrants to purchase common stock.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies

Operating lease commitments

Rent expense charged to operations were $252,040 and $443,866 for the years ended December 31, 2012 and 2011, respectively. The entire amount of rent incurred during 2012 was related to discontinued operations. The Company had no lease agreements with a term in excess of one year at December 31, 2012.

Employment Agreements

The Company had no employment agreements at December 31, 2012.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Legal Proceedings

On March 4, 2013, a judgment was entered against us in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. Except for the foregoing, there were no ongoing legal proceedings nor is the Company aware of any material un-asserted claims for the year ended December 31, 2012. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims other than those mentioned above that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

14. Discontinued Operations

In January, 2012, the Company decided to discontinue its Pet Airways business. The remaining liabilities are presented on the balance sheet under the caption “Accounts and accrued expenses payable, discontinued operations.” Liabilities related to discontinued operations were as follows:

Airways lease accruals	$375,090
Liability to merchant card processor	224,228
Other liabilities and accruals	178,756
Accounts and accrued expenses payable, discontinued operations	$778,074

Litigation accrual, discontinued operations	$87,491

The following table sets forth for the year ended December 31, 2012 indicated selected financial data of the Company’s discontinued operations of its pet airways business.

Revenue	$-
Cost of sales	-
Gross profit (loss)	-
Operating expenses	290,517
Loss on abandonment of equipment	49,053
Loss from discontinued operations	$339,570

15. Going Concern Matters

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2012 and 2011, the Company incurred net losses of $(1,218,814) and $(7,513,562), respectively, of which $(879,244) and $(7,513,562), in losses was derived from continuing operations respectively, and $(339,570) and $0, related to losses from discontinued operations, respectively, for the years ended December 31, 2012 and 2011. As of December 31, 2012 the Company had an accumulated deficit of $(14,797,384) of which $(13,918,140) pertained to continuing operations and $(879,244) related to discontinued operations; compared to a deficit of $($13,578,570) from continuing operations, and no discontinued operations deficit as of December 31, 2011. We do not presently have adequate cash from operations or financing activities to meet our long-term financing needs. As of December 31, 2012, we had $81,755 in cash on hand to use in executing our business plan. We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategies, so as to enhance our service offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, there is no assurance that funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

THE PAWS PET COMPANY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Subsequent Events

On March 9, 2013 The Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

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

On March 15, 2013, the Company issued one million shares of common stock to a consultant in connection to the engagement of the consultant.

Effective May 10, 2013, The PAWS Pet Company Inc. (“PAWS”) entered into (i) Settlement Agreements with Bellevue Holdings, Inc. and Fantasy Funding, Inc; (ii) a Securities Exchange Agreement with Bellevue Holdings, Inc. and (iii) Securities Exchange Agreements with Fantasy Funding, Inc. and Destiny Diversification Holdings Corp., whereby the parties exchanged PAWS convertible notes and common stock purchase warrants for an aggregate of 2,415 shares of PAWS Series C preferred stock (the “Series C Stock”).

Each share of Series C Stock is convertible into 20,000 shares of PAWS common stock, with a conversion ratio of $0.005. All the 2,415 shares of Series C Stock issued in the foregoing exchange are convertible into a total of 48,300,000 shares of PAWS common stock. The exchanges were effective pursuant to the exemption from registration under Section 3 (a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 10, 2013 PAWS also entered into an agreement to sell 325 shares of Series C Stock to Destiny Diversification Holdings Corp for a cash payment of $25,000 and an additional payment on June 1, 2013 of $7,500. The 325 shares of Series C Stock issued in that transaction are convertible into a total of 6,500,000 shares of PAWS common stock. The foregoing transaction was effective pursuant to the exemption from registration under Section 4 (a)(2) of the Securities Act and Rule 506 of Regulation D there under.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2012, subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2012 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2012:

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

Managements Remediation Initiatives.

In order to remedy the identified material weaknesses and other deficiencies and enhance our internal controls, management would initiate, when funding permits, the following series of measures:1) create a financial position that adequately segregates financial duties consistent with control objectives; 2) hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting; and 3) appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will perform the oversight in the establishment and monitoring of required internal controls and procedures including but not limited to a) review and approval of significant transactions; b) selection and approval of the services of the independent registered public accounting firm; and c) review and approval of the report of the registered independent certified public accountants on the required periodic external reports.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position

Dan Wiesel	57	Chairman, Chief Executive Officer and Director

Alysa Binder	49	Executive Vice President and Chief Development Officer and Director

Evon L. Midei	62	Director

Jonathan Renkas, M.D.	45	Director

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

Dan Wiesel co-founded Pet Airways in 2005 and has served as our Chairman of the board of directors and Chief Executive Officer since August 2009. Mr. Wiesel has also served as our President and Chief Financial Officer until January 2011. From 1983 to 1985, Mr. Wiesel served as Vice President of Acquisitions for a national real estate investment company, where Mr. Wiesel was responsible for the negotiation and purchase of over $300 million in commercial real estate. Subsequently, in 1985 Mr. Wiesel founded The Wendemere Group, a real estate development firm, which built custom homes with a total value of more than $20 million. In 1990, Mr. Wiesel founded StitchIt Corporation, a manufacturer of women’s swim wear. In 1995, as principal of Interlink Recruiting, Mr. Wiesel was responsible for the creation of this boutique executive recruiting firm. Mr. Wiesel holds an MBA in Entrepreneurship from the University of Southern California and holds a private pilot’s license. As a result of these and other professional experiences, Mr. Wiesel possesses particular knowledge and experience in business development, sales strategy and management that strengthen the board’s collective qualifications, skills, and experience.

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

Evon L. Midei is a registered pharmacist with over 35 years’ experience in pharmacy operations, pharmacy management and executive level hospital administration. Since 2011, Mr. Midei has served as independent consultant with Empire Pharmacy Consultations in Miami, Florida, providing management and other operational consulting services to various pharmacy and healthcare organizations. From 1995 to 2010, he was a pharmacist with CVS in Allentown, Pennsylvania. In 1996, he was Director of Operations for Raytel Medical Corporation in Windsor, Canada. From 1982 to 1995, he was employed by St. Luke’s Hospital in Allentown, Pennsylvania, where he initially was Risk Manager/Special Projects Administrator. During his tenure at the hospital, he rose to become Senior Vice President and Chief Operating Officer, serving in such position from 1993 to 1995. In such capacity, he was responsible for day to day operations of the hospital and its affiliated businesses. He also negotiated managed care contracts of all types with manage care organizations, physicians, employers and government agencies. Prior to joining St. Luke’s, Mr. Midei occupied various positions in the healthcare and pharmacy industry, including Pharmacist Manager of Thrift Drugs, in Bethlehem, Pennsylvania from 1973 to 1979, where he managed all aspects of the operation of this multi-million dollar community pharmacy.

Jonathan Renkas, M.D., is a practicing emergency room physician in the Chicago, Illinois area, where he has been affiliated with West Suburban Medical Center since March 2013 and Ingalls Community Hospital since 2011. Prior thereto, he was affiliated with various hospitals in Wisconsin and Indiana since 2006. From 2004 to 2006, he served as Senior Vice President and Chief Medical Officer of U.S. Asthma Care, based in Fort Worth, Texas and contemporaneously as Utilization Management Medical Director of Midland Management Company. Since 2006, he has also served on a consulting basis as Senior Quality Management Analyst for Sterling HealthCare Initiatives in Chicago, Illinois.

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

Summary Compensation Table

The following Summary Compensation Table shows the compensation for years 2012 and 2011 awarded to or earned by our Chairman and Chief Executive Officer, President and former Chief Financial Officer and Executive Vice President and Chief Development Officer as of December 31, 2012. There were no other highly compensated executive officers serving in such capacities as of December 31, 2011. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers or NEOs.”

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)(2)	($)	($)(3)	($)	($)
Dan Wiesel	2012	$245,000	$-	$48,000	$-	$293,000
Chairman of the Board and Chief Executive Officer and Acting Chief Financial Officer	2011	$245,000	$-	$-	$-	$245,000

Andrew Warner (1)	2012	$175,000	$-	$48,000	$-	$223,000
Former President and Chief Financial Officer	2011	$210,000	$-	$-	$-	$210,000

Alysa Binder	2012	$200,000	$-	$48,000	$-	$248,000
Executive Vice President and Chief Development Officer	2011	$200,000	$-	$-	$-	$200,000

(1)	Mr. Warner resigned from his position with the Company on October 29, 2012.

(2)	Includes accrued salary $143,294 $113,750 and $113,333 to Mr. Wiesel, Mr. Warner and Ms. Binder at December 31, 2011, No salary was paid during 2012 .

(3)	In April 2012 we granted Mr. Wiesel, Mr. Warner and Ms. Binder 400,000 shares each of restricted stock at a fair value of $48,000 each. All shares were fully vested on the grant date.

We have not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards at Year-End

As of December 31, 2012, there were 350,000 outstanding vested awards owned by a former executive officer with an exercise price of $0.17 that expired in January 2013.

Director Compensation

Effective March 2011, the Company pays each non-employee director a fee of $1,500 for each “in-person” board or committee meeting and $500 for every telephonic board or committee meeting. All directors are reimbursed for all reasonable expenses incurred in connection with the performance of their respective duties as a director. No payments were made to directors during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of The PAWS Pet Company, Inc., 455 NE 5th Ave, Suite D464, Delray Beach, FL 33483.

	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership (1)	Class (2)
Officers and Directors
Dan Wiesel and Alysa Binder (3)	17,923,273	20.7%
All officers and directors as a group (2 persons)	17,923,273	20.7%

5% Security Holders
The Daniel T. Zagorin Trust (4)	27,444,078	31.7%
Socius CG II Ltd (5)	36,495,762	30.5%

1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2)	A total of 86,509,928 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1) as of December 31 2012. For each beneficial owner above, any options exercisable within 60 days are included in the denominator.

3)	Dan Wiesel and Alysa Binder are husband and wife and own their shares jointly with right of survivorship.

4)	Daniel T. Zagorin has voting and dispositive control over the shares held by the Daniel T. Zagorin Trust.

5)	Includes 33,115,557 warrants.

Equity Compensation Plan Information

The following is certain information about our equity compensation plans as of December 31, 2012.

	Number of Securities to be issued upon the exercise of options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	-	-	-
Equity Compensation Plans not approved by security holders	722,000	$0.16	3,278,000

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the “Plan”). Under the Plan at December 31, 2011 and 2010 we had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

There are options to purchase 722,000 shares and 1,172,000 shares under the Plan as of December 31, 2012 and 2011, respectively.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions through December 31, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $21,000 or approximately five percent of the average of our total assets at year end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Other compensation $0 and$445,000, for the twelve months ended December 31, 2012 and 2011, respectively.

●	In June 2012, we issued to the Daniel T. Zagorin Trust who remains a holder in excess of 5% of our issued and outstanding shares of common stock 20,000,000 shares of common stock at a price of $0.10 per share for gross proceeds of $200,000.

Director Independence

Pursuant to Item 407 (a) (i)(ii) of regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000 (a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market. There is no independent director serving on our board presently. Our board of directors has not created separately designated standing committees. Officers are appointed annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The fees billed for professional services rendered by KBL LLP, our independent accountant, for the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011 and the review of the consolidated financial statements included in each of our interim reports during the years ended December 31, 2012 and 2011 were $112,500 and $61,750 respectively.

Tax Fees

During the fiscal years ended December 31, 2012 and 2011, respectively, there were no fees billed for tax compliance, tax advice and /or tax planning by our independent accountants.

All Other Fees

During the years ended December 31, 2012 and 2011, there were additional fees of zero and $8,250, respectively billed for products and services provided by the independent accountant.

Audit Committee Approval

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors including the scope of accounting services to be perform.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated financial statements:

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

3.	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on July 20, 2012)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the shareholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Form of Share Exchange Agreement, dated as of February 23, 2012, among the Registrant, The PAWS Pet Company, Inc, an Illinois corporation (“PAWS”), and all the shareholders of Impact Social Networking Inc., a Georgia corporation, (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on February 29, 2012)

10.6	Form of Security Purchase Agreement, dated February 27, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.7	Form of 8% Convertible Promissory Note, dated as of February 27, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.8	Form of Security Purchase Agreement, dated April 16, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Form of 8% Convertible Promissory Note, dated as of April 16, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Stock Incentive Plan, dated as of February 9, 2012, (incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on April 26, 2012)

10.10	Form of Subscription Agreement(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 19, 2012)

10.11	Form of Subscription Agreement(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 7, 2012)

10.12	Form of Security Purchase Agreement, dated July 17, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.13	Form of 8% Convertible Promissory Note, dated as of July 17, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.14	Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 15, 2013)

10.15	Exhibit B to the Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC March 15, 2013)

10.16	Bellevue Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.17	Bellevue Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.18	Fantasy Securities Exchange Agreement 2010 Note effective as of May 10, 2013, (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.19	Fantasy Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.20	Fantasy Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 7, 2013)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PAWS Pet Company, Inc.

By:	/s/ Daniel Wiesel
Daniel Wiesel
Chairman and Chief Executive Officer,
Acting Chief Financial Officer and Acting
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Daniel Wiesel	Chairman and Chief Executive Officer, Acting Chief	June 28, 2013
	Daniel Wiesel	Financial Officer and Acting Chief Accounting Officer

By:	/s/ Alysha Binder	Chief Development Officer and Director	June 28, 2013
Alysha Binder

By:	/s/ Evon L. Midei	Director	June 28, 2013
Evon L. Midei

By:	/s/ Jonathan Renkas, M.D.	Director	June 28, 2013
Jonathan Renkas, M.D

