Form 10-K/A
period 2012-12-31
PAWS Pet Company, Inc.
filed 2013-07-01
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Amendment No. 1”), which we filed with the Securities and Exchange Commission (“the SEC”) on June 28, 2013 (the “Original Filing”) and is being filed for the purposes of providing XBRL Filing.

We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.  Accordingly this Form 10-K/A should be read in conjunction with Original Filing.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on July 20, 2012)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the shareholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Form of Share Exchange Agreement, dated as of February 23, 2012, among the Registrant, The PAWS Pet Company, Inc, an Illinois corporation (“PAWS”), and all the shareholders of Impact Social Networking Inc., a Georgia corporation, (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on February 29, 2012)

10.6	Form of Security Purchase Agreement, dated February 27, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.7	Form of 8% Convertible Promissory Note, dated as of February 27, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.8	Form of Security Purchase Agreement, dated April 16, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Form of 8% Convertible Promissory Note, dated as of April 16, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Stock Incentive Plan, dated as of February 9, 2012, (incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on April 26, 2012)

10.10	Form of Subscription Agreement(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 19, 2012)

10.11	Form of Subscription Agreement(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 7, 2012)

10.12	Form of Security Purchase Agreement, dated July 17, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.13	Form of 8% Convertible Promissory Note, dated as of July 17, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.14	Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 15, 2013)

10.15	Exhibit B to the Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC March 15, 2013)

10.16	Bellevue Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.17	Bellevue Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.18	Fantasy Securities Exchange Agreement 2010 Note effective as of May 10, 2013, (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.19	Fantasy Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.20	Fantasy Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 7, 2013)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These exhibits were previously included or incorporated by reference in The Paws Pet Company, Inc.’s, Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with Securities and Exchange Commission on June 28, 2013.

**	Filed Herewith.

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

Signatures		Title(s)	Date

By:	/s/ Daniel Wiesel	Chairman and Chief Executive Officer, Acting Chief	July 01, 2013
	Daniel Wiesel	Financial Officer and Acting Chief Accounting Officer

By:	/s/ Alysha Binder	Chief Development Officer and Director	July 01, 2013
Alysha Binder

By:	/s/ Evon L. Midei	Director	July 01, 2013
Evon L. Midei

By:	/s/ Jonathan Renkas, M.D.	Director	July 01, 2013
Jonathan Renkas, M.D