Form 10-Q
period 2013-03-31
PAWS Pet Company, Inc.
filed 2013-07-17
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as March 31, 2013 was 87,550,803 shares.

THE PAWS PET COMPANY, INC.

TABLE OF CONTENTS TO FORM 10-Q

			Page
Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Audited)	F-1
		Condensed Consolidated Statements of Operations for the three month period ended March 31, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to March 31, 2013	F-2
		Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to March 31, 2013	F-3
		Notes to Condensed Consolidated Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

	Item 4.	Controls and Procedures	5

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	6

	Item 6.	Exhibits	6

SIGNATURE			7

2

Part 1. FINANCIAL INFORMATION

 Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,967	$81,755
Prepaid expenses	1,600	1,600
Total current assets	13,567	83,355
Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(129,497)	(116,753)
Total property and equipment, net	39,639	52,383

Total assets	$53,206	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,685,572	$1,596,826
Convertible debentures, net of debt discount of $80,693 and $160,067 at March 31, 2013 and December 31, 2012, respectively	734,807	655,433
Litigation accrual, discontinued operations	87,491	87,491
Accounts and accrued expenses payable, discontinued operations	778,074	778,074
Total current liabilities	3,285,944	3,117,824

Warrant liability	927,172	248,368
Total liabilities	4,213,116	3,366,192

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10 million shares authorized:
Series B, 80,000 and 0, respectively, outstanding at March 31, 2013 December 31, 2012, respectively	-	-
Series A, none issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, 350 million shares authorized, 87,550,803 and 86,509,928 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	13,296,829	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,918,140)	(13,918,140)
Accumulated deficit since inception of development stage (February 1, 2012) to March 31, 2013	(3,538,599)	(879,244)
Total stockholders’ deficit	(4,159,910)	(3,230,454)
Total liabilities and stockholders’ deficit	$53,206	$135,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended March 31,		For the period from inception of development stage (February 1, 2012)
	2013	2012	to March 31, 2013

Operating expense:
Sales, general and administration	176,283	262,098	1,912,824

Loss from operations	(176,283)	(262,098)	(1,912,824)

Other income (expense):
Interest expense (including $79,374 and $73,156, respectively, of amortization of debt discount)	(84,268)	(77,909)	(507,378)
Deferred financing fee	-	-	(427,073)
Net gain on conversion of convertible notes			61,661
Subsidiary acquisition costs	(1,720,000)	-	(1,720,000)
Impairment of goodwill	-	(1,035,168)	(1,035,168)
Warrant liability valuation adjustment, net	(678,804)	633,769	2,003,783
Other income (expense), net	(2,483,072)	(479,308)	(1,624,175)

Loss before income taxes	(2,659,355)	(741,406)	(3,536,999)
Provision for income taxes	-	-	1,600

Loss from continuing operations	(2,659,355)	(741,406)	(3,538,599)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(252,079)	-

Net loss	$(2,659,355)	$(993,485)	$(3,538,599)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)

Weighted average shares used in calculation of basic and diluted net loss per share	86,698,816	49,343,243	76,310,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended March 31,		For the period from inception of development stage (February 1, 2012)
	2013	2012	to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659,355)	$(993,485)	$(3,538,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,744	17,698	61,417
Equity based compensation	1,554	8,391	26,727
Warrant liability valuation adjustment, net	678,804	(633,769)	(2,003,783)
Accelerated amortization of debt discount from conversion of debenture	-	-	59,080
Amortization of debt discount	79,374	73,156	431,626
Net gain on conversion of convertible notes	-	-	(61,661)
Subsidiary acquisition costs	1,720,000	-	1,720,000
Impairment of goodwill	-	1,035,168	1,035,168
Common shares issued in lieu of cash to Intellicell for license fee	-	16,500	58,209
Common shares issued in lieu of cash for interest to non-employees	1,145	4,442	7,783
Common shares issued in lieu of cash for services rendered by non-employees	7,200	-	825,714
Common shares issued in lieu of cash compensation to employees	-	-	144,000
Deferred financing fee	-		427,073
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	-	35,045
Prepaid expenses	-	(6,553)	(63)
Security deposits and other	-	-	39,689
Accounts payable and accrued expenses	88,746	262,919	403,567
Accounts payable and accrued expenses, discontinued operations	-	113,794	-
Net cash used in operating activities	(69,788)	(66,694)	(364,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	_
Proceeds from sale of common stock	-	-	225,000
Proceeds from issuance of debt	-	47,500	102,500
Net cash provided by financing activities	-	47,500	327,500
Net change in cash and cash equivalents	(69,7788)	(19,194)	(36,553)
Cash and cash equivalents at beginning of period	81,755	38,256	48,520
Cash and cash equivalents at end of period	$11,967	$19,062	$11,967

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash transactions:
Conversion of convertible debentures to 2,283,898 shares of common stock	$-	$-	$42,000
Subsidiary acquisition costs	$1,720,000	$1,035,168	$2,755,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”), Advanced Access Pharmacy Services, LLC (“AAPS”) and Impact Social Networking, Inc.(“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2013 and 2012 and for the period from the inception of the development stage (February 1, 2012) to March 31, 2013. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three months period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 and for the period from the inception of the development stage (February 1, 2012) to December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the three month period ended March 31, 2013 and the year ended December 31, 2012, the Company had $11,967 and $81,755, respectively, in cash and cash equivalents to use in executing its business plan at March 31, 2013 and December 31, 2012, respectively. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,659,355 for the three months ended March 31, 2013 and a net loss during the development stage from inception (February 1, 2012) through March 31, 2013 of $3,538,599. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2012 as to the substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company based these estimates and assumptions on historical experience and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. Critical accounting policies and estimates are summarized below.

Revenue Recognition

The Company recognizes revenue when the earnings process is completed. The Company is not currently generating revenue.

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

The Company accounts for certain of its warrants (see Note 2, Equity, Socius CG II, Ltd. Financing) as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reservation System and Development Costs

The Company accounts for its reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs.” All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application are expensed in the month when they incurred.

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

2.	Business Overview and Organizational History

Business Overview

From inception until January 2012, the Company, through its wholly-owned subsidiary, Pet Airways, operated an airline designed specifically for the comfortable and safe transportation of pets by traveling in the main cabin of the aircraft. Pet owners booked their pets on flights online at the Company’s website or booked with its agents by phone. On the day of the scheduled flight, pet owners dropped off their pets at one of the Company’s facilities located at the departure airport. The Company placed the pet passengers into a pet-friendly carrier and then boarded the carrier into the main cabin of the aircraft. The Company ran a scheduled coast to coast service. By the end of January 2012, the Company suspended flight operations due to low bookings and insufficient funds.

On February 23, 2012, pursuant to a share exchange agreement the Company acquired the all of the issued and outstanding capital stock of Impact Social Networking, Inc. (“ISN”), a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet care givers.

On March 16, 2012, the Company launched a beta version of a social media application called “Pawdoodle.” This was an application that could be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. Pawdoodle was presumed to be the first social networking application that had been developed specifically for pet owners and pet caregivers that worked across a number of social media platforms. By using Pawdoodle, pet owners could build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allowed pet owners to store pet microchip data.

In September 2012, the Company discontinued the Pawdoodle application.

On March 9, 2013 the Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock (the “B Preferred”) to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for all of the outstanding units of limited liability company membership interests of AAPS. AAPS had neither assets nor liabilities at the time of the exchange and had generated no revenue nor incurred any costs. In connection with this transaction the Company recorded an expense of $1,720,000 based upon the March 9, 2013 fair market value of the B Preferred.

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

On August 13, 2010, the Company completed a reverse acquisition transaction through a share exchange with Pet Airways (the “Acquisition”), whereby the Company acquired all of the issued and outstanding capital stock of Pet Airways in exchange for 25,000,000 shares of the Company’s common stock, which constituted approximately 73% of its issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the Acquisition.

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

In January 2012, the Company suspended flight operations and ceased airline operations.

On February 23, 2012, pursuant to the Agreement the Company acquired the all of the issued and outstanding capital of ISN, a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers. In September the Company closed the social media application and is currently evaluating alternative business strategies.

On July 13, 2012 the Company increased its authorized share capital of common stock to 350,000,000. On June 29, 2013 the Company increased its authorized share capital of common stock to 1,100,000,000.

3.	Equity

Series B Preferred Stock

On May 15, 2013, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock (the “Certificate of Designations B”) with the Secretary of State of the State of Illinois that designated 80,000 such shares as Series B Preferred Stock (the “Series B Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Series B Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, Series A and B Preferred Stock, and any other classes of stock or series of preferred stock of the Company whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of Holders of at least sixty-seven percent (67%) of the Series B Stock issued and outstanding at the time of any such vote or written consent. and (ii) junior to any and all existing and future indebtedness of the Company.

Right of Conversion Any Holder of Series B Stock shall have the right to convert any or all of the Holder’s Series B Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series B Stock so converted. The number of shares of Common Stock to be issued shall be the number that is equal to 0.001% of the number of shares of the Common Stock that would be issued and outstanding after the hypothetical conversion and issuance of all of the outstanding shares of any and all classes of convertible stock and/or any and all other convertible debt instruments, options and/or warrants outstanding at the time of conversion (the “Conversion Ratio”). In no event shall the Conversion Ratio be less than four thousand, three hundred (4,300) shares of Common Stock and in no event shall the Conversion Ratio be more than ten thousand (10,000) shares of Common Stock.

Dividends Series B Stock shall not be entitled to dividends.

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series B Stock then issued and outstanding (the “Series B Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series B Stock, an amount per share equal to $30 (thirty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series B Stock the full amount to which they shall be entitled, the Holders of shares of Series B Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series B Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

As of March 31, 2013, 80,000 shares of Series B Stock were outstanding.

Series C Preferred Stock

On May 15, 2013, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock (the “Certificate of Designations C”) with the Secretary of State of the State of Illinois that designated 50,000 such shares as Series C Preferred Stock (the “Series C Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Series C Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, Series A Preferred Stock, and any other classes of stock or series of preferred stock of the Company whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of Holders of at least sixty-seven percent (67%) of the Series C Stock issued and outstanding at the time of any such vote or written consent. and (ii) junior to Series C Preferred Stock, and any and all existing and future indebtedness of the Company.

Right of Conversion Any Holder of Series C Stock shall have the right to convert any or all of the Holder’s Series C Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series C Stock so converted. The number of shares of Common Stock shares that is equal to ninety percent (66%) of the lowest closing price of the Common Stock, as quoted on any exchange or market upon which the Common Stock is traded over the sixty (60) calendar days preceding the date the Corporation and the Holder enter into an agreement to issue for shares of Series C Stock, for each share of Class C Stock being converted, provided, however, such ratio shall not be less than $0.005 nor more than $.01.

Dividends Series C Stock shall not be entitled to dividends.

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series C Stock then issued and outstanding (the “Series C Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series C Stock, an amount per share equal to $100 (one hundred). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series C Stock the full amount to which they shall be entitled, the Holders of shares of Series C Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series C Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

As of March 31, 2013 no shares of Series C Stock were outstanding.

Series A Preferred Stock

On May 27, 2011, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Illinois that designated 500 such shares as Series A Preferred Stock (the “Preferred Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock and (ii) junior to Series B and C Stock and any other series of preferred stock, and any and all existing and future indebtedness of the Company.

No right of Conversion The Preferred Stock is not convertible into Common Stock.

Dividends and Other Distributions Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Preferred Stock. So long as any shares of Preferred Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to any junior securities other than dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock. After payment of dividends at the annual rates set forth above, any additional dividends declared shall be distributed ratably among all holders of Preferred Stock and Common Stock in proportion to the number of shares of Common Stock that would be held by each such holder of Preferred Stock as if the Preferred Stock were converted into Common Stock by taking the Series A Liquidation Value (as defined below) divided by the market price of one share of Common Stock on the date of distribution.

Liquidation Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities. Series B and C Preferred Stock has liquidation preference to the Series A Stock. , before any distribution or payment is made to the holders of any junior securities, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Preferred Stock and the holders of junior securities, as if the Preferred Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution.

Redemption The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius CG II, Ltd. (“Socius”), any or all of the Preferred Stock at any time at a redemption price per share equal to $10,000 per share of Preferred Stock, plus any accrued but unpaid dividends with respect to such share of Preferred Stock (the “Series A Liquidation Value”).

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. As of March 31, 2013, no shares of Preferred Stock were outstanding.

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

In addition, with the closing of the Socius financing, the Company approved the issuance of an aggregate of 1,800,000 shares of common stock as contingent consideration valued at $1,260,000 using the June 3, 2011 common stock closing price of $0.70 per share to two non-employee consultants. The share issuance was recorded as a financing cost charged against APIC.

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and June 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and a credit to additional paid in capital of $470,000. In connection with the Socius transaction we recorded total deferred financing fees of $427,073 during the year ended December 31, 2011. As of March 31, 2012, the deferred financing fee balance was $427,073, however, because access to the $5 million financing is based on a percentage formula of the dollar value of stock traded, the Company determined that it is unlikely that sufficient stock volume will be reached over the balance of the term of the financing and has expensed the deferred financing fees of $427,073 during the quarter ended September 30, 2012.

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

The value of the derivative warrant liability was $927,172 and $248,368 at March 31, 2013 and December 31, 2012, respectively.

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

On March 31, 2013 the Company elected to issue 40,875 shares of common stock valued at $1,554 using the closing stock of the day, in lieu of cash to satisfy interest payable at March 31, 2013 to the convertible debentures holders.

Preferred Stock Issued

On March 9, 2013 the Company issued 80,000 shares Series B Stock in exchange for all of the shares of AAPS.

Warrants

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

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at March 31, 2013 we had 4,000,000 shares approved and reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At March 31, 2013 and December 31, 2012 the Company had 367,000 and 722,000 option shares outstanding, respectively, and 3,633,000 and 3,278,000 available for issuance at March 31, 2013 and December 31, 2012, respectively.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At March 31, 2013 the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

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

On March 2, 2012, the Company issued an 8% convertible debenture, with a principal balance of $47,500, and a maturity date of November 29, 2012.

On April 25, 2012, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of January 18, 2013.

On April 30, 2012, the debenture holder of $350,000 principal amount of 14% convertible debentures elected to convert $100,000 of the debenture into 250,000 shares of common stock.

On July 24, 2012, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of April 19, 2013.

On September 4, 2012, the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

At March 31, 2013, an aggregate of $565,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

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

For the three month periods ended March 31, 2013 and 2012, the Company amortized to interest expense using the effective interest method $79,374 and $73,156 of the debt discount related to the convertible debentures.

At March 31, 2013 and December 31, 2012, the aggregate unamortized debt discount was $80,693 and $160,067, respectively. The unamortized debt discount at March 31, 2013 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	March 31, 2013	December 31, 2012
Principal amount 8% convertible debenture short term	$565,500	$565,500
Principal amount 14% convertible debenture	250,000	250,000
Unamortized debt discount	(80,693)	(160,067)
Net carrying amount	$734,807	$655,433

Equity component (recognized in Additional paid-in capital)	$879,528	$879,528

5.	Commitments and Contingencies

The Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after March 31, 2013. In 2012, the Company abandoned the leased properties but remain still liable for unpaid rent which has been accrued.

The Company has, from time to time, been involved in legal proceedings, claims, and litigation that have occurred in the normal course of business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

On April 26, 2012, a judgment was entered against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $180,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees.

On March 4, 2013, a judgment was entered against our subsidiary, Pet Airways, Inc., in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees.

On March 6, 2013, an order was issued a by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages.

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees.

Other than the foregoing, there were no claims, actions, or lawsuits which to our knowledge are pending or threatened that could reasonably be expected to have a material effect on the results of our operations. The Company is self-insured and has not accrued a reserve against potential losses from unknown risks and liabilities.

6.	Net loss per share

Basic earnings per share are calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2013 there were warrants and options outstanding to purchase 24.6 million shares, which exercise price averaged $0.68. The dilutive common shares equivalents, including convertible notes, preferred stock, options and warrants, of 371.1 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 458.6 million shares.

7.	Subsequent Events

Effective May 10, 2013, The PAWS Pet Company Inc. (“PAWS”) entered into (i) Settlement Agreements with Bellevue Holdings, Inc and Fantasy Funding, Inc ; (ii) a Securities Exchange Agreement with Bellevue Holdings, Inc. and (iii) Securities Exchange Agreements with Fantasy Funding, Inc. and Destiny Diversification Holdings Corp., whereby the parties exchanged PAWS convertible notes and common stock purchase warrants for an aggregate of 2,415 shares of PAWS Series C preferred stock (the “Series C Stock”).

Each share of Series C Stock is convertible into 20,000 shares of PAWS common stock, with a conversion ratio of $0.005. All the 2,415 shares of Series C Stock issued in the foregoing exchange are convertible into a total of 48,300,000 shares of PAWS common stock. The exchanges were effective pursuant to the exemption from registration under Section 3 (a) (9) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 10, 2013 PAWS also entered into an agreement to sell 325 shares of Series C Stock to Destiny Diversification Holdings Corp for a cash payment of $25,000 and an additional payment on June 1, 2013 of $7,500. The 325 shares of Series C Stock issued in that transaction are convertible into a total of 6,500,000 shares of PAWS common stock. The foregoing transaction was effective pursuant to the exemption from registration under Section 4 (a) (2) of the Securities Act and Rule 506 of Regulation D thereunder.

On June 29, 2013 the Company increased its authorized share capital of common stock to 1,100,000,000.

On July 5, 2013 the Company issued 200 Series C Stock to an advisor for his services and lack of payment thereto. These shares are convertible into 4 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2013 and other filings with the SEC. The following should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report.

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

On March 16, 2012, the Company launched a beta version of a social media application called “Pawdoodle.” This was an application that could be used in conjunction with social media platforms such as Facebook, Twitter and Google Plus. Pawdoodle was presumed to be the first social networking application that had been developed specifically for pet owners and pet caregivers that worked across a number of social media platforms. By using Pawdoodle, pet owners could build web pages for their pets, post and view pictures of their pets, follow pet breeds and pet adoptions. Pawdoodle also allowed pet owners to store pet microchip data.

In September 2012, the Company discontinued the Pawdoodle application.

On March 9, 2013 the Company entered into a Securities Exchange Agreement where by the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock (the “B Preferred”) to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for all of the outstanding units of limited liability company membership interests of AAPS. AAPS had neither assets nor liabilities at the time of the exchange and had generated no revenue nor incurred any costs. In connection with this transaction the Company recorded an expense of $1,720,000 based upon the March 9, 2013 fair market value of the B Preferred.

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

3

Outlook

The Company is evaluating alternatives given it has limited financial resources, and continues to face an uncertain economic environment.

Critical Accounting Policies

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenue and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the interim financial statements, the Company utilized available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving appropriate consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to other companies in its industry. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and estimation, or are fundamentally important to its business.

There have been no material changes during the three months period ended March 31, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the three months period ended March 31, 2013 and 2012, respectively.

Revenue and Cost of revenue

No revenue or cost of revenue was generated in the three months period ended March 31, 2012 or 2013.

Operating expenses

Operating expenses decreased $86,000 or 32.7%, to $176,000 for the three months period ended March 31, 2013 compared to $262,000 for the three months period ended March 31, 2012. The operating expense decrease is primarily due reduction of one executive and no work on developing our website.

Other income (expense), net

Other income (expense), net increased to a net expense of $2.5 million for the three months period ended March 31, 2013 from a net expense of $479,000 for the same period in 2012, primarily due to the increased derivative warrant valuation expense, $1.3 million; an increased expense of $1.7 million in connection with the purchase of AAPS in March 2013, offset by the impairment of goodwill during the three months period ended March 31, 2012.

Provision for income taxes

We have provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2013.

Discontinued operations

We discontinued our airline operations during the first quarter of 2012 and we incurred expenses for the discontinued operations of $252,000 in the three month period ended March 31, 2012 as compared to no related expense for the same period in 2013.

Net Loss

Net profit for the three months period ended March 31, 2013 was $2.7 million or $1.7 million increase in loss as compared to the loss of $993,000 for the three months ended March 31, 2012. The increase in net loss is primarily due to an increased derivate warrant valuation expense of $1.3 million, an expense of $1.7 million in connection with the purchase of AAPS in March 2013, offset by the impairment of goodwill during the three months period ended March 31, 2012

4

Liquidity and Capital Resources

At March 31, 2013, we had $12,000 in cash and cash equivalents as compared to $82,000 in cash and cash equivalents at December 31, 2012.

Net cash used in operating activities was $70,000 and $67,000 for the three months period ended March 31, 2013 and 2012, respectively. The cash used in the 2013 period is primarily due to the net loss, offset by the increase of accrued expenses and the non-cash charges from the derivative valuation expense.

There was no cash used in investing activities during the three months period ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $0 and $48,000 during the three months period ended March 31, 2013 and 2012, respectively reflecting the issuance of a$47,500 8% convertible debenture during the three months ended March 31, 2012.

We did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at March 31, 2013.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We will need to complete additional financing transactions in order to continue operations beyond the next twelve months. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to generate sufficient revenue, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may have to significantly curtail or suspend its operations.

Non-Cash Expense Items

During the three months period ended March 31, 2013, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three months period ended March 31, 2013. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences, as can be further reviewed in our condensed consolidated statement of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2013 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of March 31, 2013:

(1) we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

5

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 26, 2012, a judgment was entered against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $180,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees.

On March 4, 2013, a judgment was entered against our subsidiary, Pet Airways, Inc., in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees.

On March 6, 2013, an order was issued a by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages.

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

6

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 17, 2013

THE PAWS PET COMPANY, INC.

/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer

7