Form 10-Q/A
period 2013-03-31
PAWS Pet Company, Inc.
filed 2013-08-02
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to  __________________

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

EXPLANATORY NOTE

This Amendment No. 1 amends our Report on Form 10-Q for the three month period ended March 31, 2013 (“Amendment No. 1”), which we filed with the Securities and Exchange Commission (“the SEC”) on July 17, 2013 (the “Original Filing”) and is being filed for the purposes correcting a disclosure item on page 1 of said report.

The indication: “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days” was inadvertently answered no, when the correct answer is yes.

We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Form 10-Q/A should be read in conjunction with Original Filing.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2013

THE PAWS PET COMPANY, INC.

/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer