Form 10-Q
period 2013-06-30
PAWS Pet Company, Inc.
filed 2013-08-12
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to  ________

Commission file number: 333-130446

THE PAWS PET COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

855 El Camino Real, Suite 13A-184 Palo Alto, CA	94301
(Address of Principal Executive Offices)	(Zip Code)

(561) 2746805
(Registrant’s Telephone Number, Including Area Code)

455 N.E. 5th Avenue, Suite D464, Delray Beach, Fl. (Registrant’s former address)

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as June 30, 2013 was 87,567,678 shares.

THE PAWS PET COMPANY, INC.

TABLE OF CONTENTS TO FORM 10-Q

Page
Part I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	F-1
Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Audited)	F-1
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to June 30, 2013	F-2
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to June 30, 2013	F-3
Notes to Condensed Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4. Controls and Procedures	6

Part II OTHER INFORMATION

Item 6. Exhibits	7

SIGNATURE	8

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,095	$81,755
Prepaid expenses	2,800	1,600
Total current assets	6,895	83,355

Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(142,240)	(116,753)
Total property and equipment, net	26,896	52,383

Total assets	$33,791	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,779,093	$1,596,826
Convertible debentures, net of debt discount of $1,424 and $160,067 at June 30, 2013 and December 31, 2012, respectively	664,076	655,433
Litigation accrual, discontinued operations	329,220	87,491
Accounts and accrued expenses payable, discontinued operations	621,697	778,074
Total current liabilities	3,394,086	3,117,824

Non-current liabilities:
Warrant liability	2,317,942	248,368
Total liabilities	5,712,028	3,366,192

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10 million shares authorized:
Series B, 80,000 and 0, respectively, outstanding at June 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,400,000 and $0)	-	-
Series C, 2,740 and 0, respectively, outstanding at June 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,740,000 and $0)	-	-
Series A, none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, 1.1 billion shares authorized, 87,567,678 and 86,509,928 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	15,708,596	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,954,063)	(13,918,140)
Accumulated deficit since inception of development stage (February 1, 2012) to June 30, 2013	(7,432,770)	(879,244)
Total stockholders’ deficit	(5,678,237)	(3,230,454)
Total liabilities and stockholders’ deficit	$33,791	$135,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
					inception of
	Three month period ended		Six month period ended		development stage
	June 30,		June 30,		(February 1, 2012) to
	2013	2012	2013	2012	June 30, 2013
Operating expense:
Sales, general and administrative	191,844	1,263,825	368,127	1,525,923	2 ,104,668

Loss from operations	(191,844)	(1,263,825)	(368,127)	(1,525,923)	(2,104,668)

Other income (expense):
Interest expense (including $75,962, $138,328, $158,643, $211,484 and $569,975 respectively, of amortization of debt discount)	(96,946)	(141,479)	(181,214)	(219,388)	(604,324)
Financing fee	-	-	-	-	(427,073)
Net (loss) gain on conversion of convertible notes	(2,214,611)	70,000	(2,214,611)	70,000	(2,152,950)
Subsidiary acquisition costs	-	-	(1,720,000)	-	(1,720,000)
Impairment of goodwill	-	-	-	(1,035,168)	(1,035,168)
Warrant valuation adjustment, net	(1,390,770)	981,255	(2,069,574)	1,615,024	613,013
Other income (expense), net	(3,702,327)	909,776	(6,185,399)	430,468	(5,326,502)

Loss before income taxes	(3,894,171)	(354,049)	(6,553,526)	(1,095,455)	(7,431,170)
Provision for income taxes	-	(1,600)	-	(1,600)	(1,600)

Loss from continuing operations	(3,894,171)	(355,649)	(6,553,526)	(1,097,055)	(7,429,570)

Discontinued operations:
Loss from discontinued operations, net of tax	(35,923)	-	(35,923)	(252,079)	-

Net loss	$(3,930,094)	$(355,649)	$(6,589,449)	$(1,349,134)	$(7,429,570)

Net loss per share, basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.02)	$(0.09)

Weighted average shares used in calculation of basic and diluted net loss per share	87,540,715	59,372,452	86,698,816	56,367,426	78,294,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
			inception of
			development stage
	Six month period ended June 30,		(February 1, 2012) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,589,449)	$(1,349,134)	$(7,429,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,487	35,095	74,160
Equity based compensation	3,296	16,782	28,469
Warrant valuation adjustment, net	2,069,574	(1,615,024)	(613,013)
Accelerated amortization of debt discount from conversion of debenture	11,974	56,333	71,054
Amortization of debt discount	146,669	155,151	498,921
Net loss (gain) on conversion of convertible notes	2,214,611	(70,000)	2,152,950
Subsidiary acquisition costs	1,720,000	-	1,720,000
Impairment of goodwill	-	1,035,168	1,035,168
Common shares issued in lieu of cash to Intellicell for license fee	-	58,209	58,209
Common shares issued in lieu of cash for interest and penalty interest	14,059	6,205	20,697
Common shares issued in lieu of cash for services rendered by non-employees	7,200	818,514	825,714
Common shares issued in lieu of cash compensation to employees	-	144,000	144,000
Financing fee	-	-	427,073
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	-	59,418	-
Prepaid expenses	(1,200)	(2,919)	(1,263)
Security deposits and other	-	-	39,689
Accounts payable and accrued expenses	182,267	318,538	543,317
Accounts payable and accrued expenses, discontinued operations	85,352	113,794	-
Net cash used in operating activities	(110,160)	(219,870)	(404,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	32,500	225,000	257,500
Proceeds from issuance of debt	-	75,000	102,500
Net cash provided by financing activities	32,500	300,000	360,000
Net change in cash and cash equivalents	(77,660)	80,130	(44,425)
Cash and cash equivalents at beginning of period	81,755	38,256	48,520
Cash and cash equivalents at end of period	$4,095	$118,386	$4,095

Supplementary disclosure of cash flow information
Cash paid during the year for
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash transactions:
Conversion of convertible debentures to 2,283,898 shares of common stock	$-	$30,000	$42,000
Subsidiary acquisition costs	$1,720,000	$1,035,168	$2,755,168
Issuance of Series C shares in exchange for warrants and interest	$2,415,000	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”), Advanced Access Pharmacy Services, LLC (“AAPS”) and Impact Social Networking, Inc.(“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2013 and 2012 and for the period from the inception of the development stage (February 1, 2012) to June 30, 2013. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 and for the period from the inception of the development stage (February 1, 2012) to December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the six month period ended June 30, 2013 and the year ended December 31, 2012, the Company had $4,095 and $81,755, respectively, in cash and cash equivalents to use in executing its business plan at June 30, 2013 and December 31, 2012, respectively. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,589,449 for the six months ended June 30, 2013 and a net loss during the development stage from inception (February 1, 2012) through June 30, 2013 of $7,429,570. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2012 as to the substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional working capital to continue its operations during the next 12 months and to support its long-term growth strategies. Since the company was unable to meet the conditions permitted to make drawdowns under its financing arrangement with Socius, the Company needs to seek alternative funding required through one or more sources and credit facilities, if available, or through the sale of debt or issuance of additional equity securities. However, there is no assurance that funding of any type would be available to the Company, or that it would be available at rates or other terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to raise the necessary additional financing when needed, the Company may be required to stop developing technologies, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of its common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.

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

Reservation System and Development Costs

The Company accounts for its reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs”. All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application were expensed in the month when they incurred.

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

Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its trademark costs. If and when such factors, events or circumstances indicate possible impairment to its trademark costs, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. The Company incurred no impairment losses during the periods presented. The Company incurred $1,035,168 and $1,035,168, respectively; of impairment losses for the period from the inception of the development stage (February 1, 2012) to June 30, 2013 and for the six months ended June 30, 2012.

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

On June 29, 2013 the Company increased its authorized number of shares of common stock to 1,100,000,000.

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

On July 13, 2012 the Company increased its authorized number of shares of common stock to 350,000,000. On June 29, 2013 the Company increased its authorized number of shares of common stock to 1,100,000,000.

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

Right of Conversion Any Holder of Series B Stock shall have the right to convert any or all of the Holder’s Series B Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series B Stock so converted. The number of shares of Common Stock to be issued shall be the number that is equal to 0.001% of the number of shares of the Common Stock that would be issued and outstanding after the hypothetical conversion and issuance of all of the outstanding shares of any and all classes of convertible stock and/or any and all other convertible debt instruments, options and/or warrants outstanding at the time of conversion (the “Conversion Ratio”). In no event shall the Conversion Ratio be less than four thousand, three hundred (4,300) shares of Common Stock and in no event shall the Conversion Ratio be more than ten thousand (10,000) shares of Common Stock

Dividends Series B Stock shall not be entitled to dividends.

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

As of June 30, 2013, 80,000 shares of Series B Stock were outstanding.

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

Right of Conversion Any Holder of Series C Stock shall have the right to convert any or all of the Holder’s Series C Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series C Stock so converted. The number of shares of Common Stock shares that is equal to sixty-six percent (66%) of the lowest closing price of the Common Stock, as quoted on any exchange or market upon which the Common Stock is traded over the sixty (60) calendar days preceding the date the Corporation and the Holder enter into an agreement to issue for shares of Series C Stock, for each share of Class C Stock being converted, provided, however, such ratio shall not be less than $0.005 nor more than $.01.

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

As of June 30, 2013 2,740 shares of Series C Stock were outstanding.

Series A Preferred Stock

On May 27, 2011, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Illinois that designated 500 such shares as Series A Preferred Stock (the “Series A Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Series A Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock and (ii) junior to Series B and C Stock and any other series of preferred stock, and any and all existing and future indebtedness of the Company.

No right of Conversion. Series A Stock is not convertible into Common Stock.

Dividends and Other Distributions Commencing on the date of issuance of any such shares of Series A Stock, holders of Series A Stock shall be entitled to receive dividends on each outstanding share of Series A Stock, which shall accrue at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Series A Stock. So long as any shares of Series A Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to any junior securities other than dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock. After payment of dividends at the annual rates set forth above, any additional dividends declared shall be distributed ratably among all holders of Series A Stock and Common Stock in proportion to the number of shares of Common Stock that would be held by each such holder of Series A Stock as if the Series A Stock were converted into Common Stock by taking the Series A Liquidation Value (as defined below) divided by the market price of one share of Common Stock on the date of distribution.

Liquidation Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities. Series B Stock and Series C Stock has liquidation preference to the Series A Stock. , before any distribution or payment is made to the holders of any junior securities, the holders of Series A Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Series A Stock and the holders of junior securities, as if the Series A Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution.

Redemption The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius CG II, Ltd. (“Socius”), any or all of the Series A Stock at any time at a redemption price per share equal to $10,000 per share of Series A Stock, plus any accrued but unpaid dividends with respect to such share of Series A Stock (the “Series A Liquidation Value”).

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Stock. As of June 30, 2013, no shares of Series A Stock were outstanding.

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

In connection with the securities purchase agreement, the Company agreed to issue on the 75thday anniversary of the initial purchase by Socius, 1,126,735 shares of common stock to Socius as consideration for executing the securities purchase agreement. The fair value of the consideration was $371,823 using the August 18, 2011 common stock closing price of $0.33 per share and was recorded as a deferred financing fee.

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

The value of the derivative warrant liability was $2,317,942 and $248,368 at June 30, 2013 and December 31, 2012, respectively.

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

On May 1, 2012 the Company issued 595,836 shares of common stock valued at $41,709 using the closing stock price of the day, as compensation for a license fee to non-employees

On June 7, 2012 the Company sold 1,500,000 shares of common stock for cash consideration of $15,000.

On June 15, 2012 the Company sold 10,000,000 shares of common stock for cash consideration of $100,000.

On June 30, 2012 the Company sold 10,000,000 shares of common stock for cash consideration of $100,000.

On June 30, 2012 the Company elected to issue 44,063 shares of common stock valued, using the closing stock price of the day, at $1,763 in lieu of cash to satisfy interest payable at June 30, 2012 to the convertible debenture holders.

On September 4, 2012 the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

On September 30, 2012 the Company elected to issue 41,545 shares of common stock valued, using the closing stock price of the day, at $228 in lieu of cash to satisfy interest payable at September 30, 2012 to the convertible debenture holders.

On December 31, 2012 the Company elected to issue 41,545 shares of common stock valued at $206 using the closing stock of the day, in lieu of cash to satisfy interest payable at December 31, 2012 to the convertible debenture holders.

On March 31, 2013 the Company elected to issue 40,875 shares of common stock valued at $1,145 using the closing stock of the day, in lieu of cash to satisfy interest payable at March 31, 2013 to the convertible debenture holders.

On May 10, 2013 the Company reversed issuance of 18,000 shares of common stock valued at $234 previously issued in lieu of issuance of Series C Stock.

On June 30, 2013 the Company elected to issue 34,875 shares of common stock valued at $1,774 using the closing stock of the day, in lieu of cash to satisfy interest payable at June 30, 2013 to the convertible debenture holders.

Preferred Stock Issued

On March 9, 2013 the Company issued 80,000 shares Series B Stock in exchange for all of the shares of AAPS.

On May 10, 2013 the Company issued 2,740 shares Series C Stock in exchange for cash, debenture, interest and warrants issued.

Warrants

On December 29, 2011, an additional 458,678 warrants were issued to Socius with an exercise price of $0.20 per share to reflect an anti-dilution adjustment.

On February 23, 2012,an additional 4,336,503 warrants were issued to Socius with an exercise price of $0.14 per share to reflect an anti-dilution adjustment.

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

On April 20, 2012, an additional 828,089warrants were issued to Socius with an exercise price of $0.12 per share to reflect an anti-dilution adjustment.

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

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at June 30, 2013 we had 4,000,000 shares approved and reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At June 30, 2013 and December 31, 2012 the Company had 367,000 and 722,000 option shares outstanding, respectively, and 3,633,000 and 3,278,000 available for issuance at June 30, 2013 and December 31, 2012, respectively.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At June 30, 2013 the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

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

On April 30, 2012, the debenture holder of $350,000 principal amount of 14% convertible debenture elected to convert $100,000 of the debenture into 250,000 shares of common stock.

On July 24, 2012, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of April 19, 2013.

On September 4, 2012, the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture.

On May 10, 2013, the Company issued 1,615 shares of Series C Stock in exchange for a $150,000 8% convertible debenture and accrued interest.

At June 30, 2013, an aggregate of $415,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

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

For the six month periods ended June 30, 2013 and 2012, the Company amortized to interest expense using the effective interest method $158,643 and $73,156 of the debt discount related to the convertible debentures that included $11,974 and $56,333 of accelerated debt discount amortization, respectively, due to converted debenture amounts.

At June 30, 2013 and December 31, 2012, the aggregate unamortized debt discount was $1,424 and $160,067, respectively. The unamortized debt discount at June 30, 2013 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	June 30, 2013	December 31, 2012
Principal amount 8% convertible debenture short term	$415,500	$565,500
Principal amount 14% convertible debenture	250,000	250,000
Unamortized debt discount	(1,424)	(160,067)
Net carrying amount	$664,076	$655,433

Equity component (recognized in Additional paid-in capital)	$879,528	$879,528

5. Commitments and Contingencies

The Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after June 30, 2013. In 2012, the Company abandoned the leased properties but remain still liable for unpaid rent which has been accrued.

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

6. Net loss per share

Basic earnings per share are calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of June 30, 2013 there were warrants and options outstanding to purchase 36.0 million shares, which exercise price averaged $0.68. The dilutive common shares equivalents, including convertible notes, preferred stock, options and warrants, of 405.7 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 493.2 million shares.

7. Subsequent Events

On July 5, 2013 the Company issued 200 Series C Stock to an advisor for his services and lack of payment thereto. These shares are convertible into 4 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2013 and other filings with the SEC. The following should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

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

There have been no material changes during the six month period ended June 30, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the six month periods ended June 30, 2013 and 2012, respectively.

Revenue and Cost of revenue

No revenue or cost of revenue was generated or incurred in the six month periods ended June 30, 2013 or 2012.

Operating expenses

Operating expenses decreased $1.2 million or 75.9%, to $368,000 for the six month period ended June 30, 2013 compared to $1.5 million for the six month period ended June 30, 2012. The operating expense decrease is primarily due reduction of consulting fees, $613,000; reduction of website development expense, $341,000, and reduction of one executive related compensation, $257,000.

Other income (expense), net

Other income (expense), net increased to a net expense of $6.2 million for the six month period ended June 30, 2013 from a net income of $430,000 for the same period in 2012, primarily due to the increased derivative warrant valuation expense, $3.7 million; an increased expense in connection with the purchase of AAPS in March 2013, $1.7 million; an increase of debt conversion losses $2.3 million; offset to a lesser extent by impairment of good will during the six month period ended June 30, 2012, $1.0 million.

Provision for income taxes

We have provided a full valuation allowance on net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2013.

Discontinued operations

We discontinued our airline operations during the first quarter of 2012 and we incurred expenses for the discontinued operations of $252,000 in the six month period ended June 30, 2012 as compared to $36,000 related expense for the same period in 2013.

Net loss

Net loss for the six month period ended June 30, 2013 was $6.6 million or $5.3 million increase in loss as compared to the loss of $1.3 million for the six months ended June 30, 2012. The increase in net loss is primarily due to an increased other income (expense) net of $6.6 million, offset to a lesser extent due to a reduction of operating expenses of $1.2 million.

Comparison of the three month periods ended June 30, 2013 and 2012, respectively.

Revenue and Cost of revenue

No revenue or cost of revenue was generated in the three month periods ended June 30, 2012 or 2013.

Operating expenses

Operating expenses decreased $1.1 million or 84.8%, to $192,000 for the three month period ended June 30, 2013 compared to $1.3 million for the three month period ended June 30, 2012. The operating expense decrease is primarily due reduction of consulting fees, $483,000; reduction of website development expense, $295,000; and reduction of one executive related compensation, $199,000.

Other income (expense), net

Other income (expense), net increased to a net expense of $5.4 million for the three month period ended June 30, 2013 from a net income of $910,000 for the same period in 2012, primarily due to the increased derivative warrant valuation expense, $2.4 million; an increased expense in connection with the purchase of AAPS in March 2013, $1.7 million and an increase of debt conversion losses, $2.3 million.

Provision for income taxes

We have provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2013.

Discontinued operations

We discontinued our airline operations during the first quarter of 2012 and we incurred expenses for the discontinued operations of $252,000 in the three month period ended June 30, 2012 as compared to $36,000 related expense for the same period in 2013.

Net Loss

Net loss for the three month period ended June 30, 2013 was $3.9 million or $3.6 million increase in loss as compared to the loss of $356,000 for the three months ended June 30, 2012. The increase in net loss is primarily due to an increased other income (expense) net of $2.8 million, offset to a lesser extent due to a reduction of operating expenses of $1.1 million.

Liquidity and Capital Resources

At June 30, 2013, we had $4,000 in cash and cash equivalents as compared to $82,000 in cash and cash equivalents at December 31, 2012.

Net cash used in operating activities was $110,000 and $220,000 for the six month periods ended June 30, 2013 and 2012, respectively. The cash used in the 2013 period is primarily due to the net loss, offset by the increase of accrued expenses and the non-cash charges from the derivative valuation expense, expense for conversion of debenture and subsidiary acquisition costs.

There was no cash used in investing activities during the six month periods ended June 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $33,000 and $300,000 during the six month periods ended June 30, 2013 and 2012, respectively reflecting the sale of 325 Series C Stock in May 2013 and sale of common stock and issuance of convertible debenture during the six months ended June 30, 2012.

We did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at June 30, 2013.

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

Effective May 10, 2013, The PAWS Pet Company Inc. (“PAWS”) entered into (i) Settlement Agreements with Bellevue Holdings, Inc and Fantasy Funding, Inc; (ii) a Securities Exchange Agreement with Bellevue Holdings, Inc. and (iii) Securities Exchange Agreements with Fantasy Funding, Inc. and Destiny Diversification Holdings Corp., whereby the parties exchanged PAWS convertible notes and common stock purchase warrants for an aggregate of 2,415 shares of PAWS Series C preferred stock (the “Series C Stock”).

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

On May 10, 2013 PAWS also entered into an agreement to sell 325 shares of Series C Stock to Destiny Diversification Holdings Corp for a cash payment of $25,000 and an additional payment in June 2013 of $7,500. The 325 shares of Series C Stock issued in that transaction are convertible into a total of 6,500,000 shares of PAWS common stock. The foregoing transaction was effective pursuant to the exemption from registration under Section 4 (a) (2) of the Securities Act and Rule 506 of Regulation D thereunder.

Non-Cash Expense Items

During the three month period ended June 30, 2013, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three month period ended June 30, 2013. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences, as can be further reviewed in our condensed consolidated statement of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2013 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of June 30, 2013:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended June 30, 2010 we issued a total of 2,740 Series C Shares. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

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

Dated: August 12, 2013

THE PAWS PET COMPANY, INC.

/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer

