Form 10-K/A
period 2012-12-31
PAWS Pet Company, Inc.
filed 2013-09-04
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 2 amends our Report on Form 10-K for the year ended December 31, 2012 (“Amendment No. 2”), which we filed with the Securities and Exchange Commission (“the SEC”) on June 28, 2013 (the “Original Filing”) and is being filed for the purposes correcting a disclosure item on page 1 of said report.

The indication: “Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act” was inadvertently answered yes, when the correct answer is no.

 We have made no attempt in this Amendment No. 2 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing.  Accordingly this Form 10-K/A should be read in conjunction with Original Filing.

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

Signatures		Title(s)	Date

By:	/s/ Daniel Wiesel	Chairman and Chief Executive Officer, Acting Chief	September 4, 2013
	Daniel Wiesel	Financial Officer and Acting Chief Accounting Officer

By:	/s/ Alysha Binder	Chief Development Officer and Director	September 4, 2013
Alysha Binder

By:	/s/ Evon L. Midei	Director	September 4, 2013
Evon L. Midei

By:	/s/ Jonathan Renkas, M.D.	Director	September 4, 2013
Jonathan Renkas, M.D