Form 10-Q
period 2013-09-30
PAWS Pet Company, Inc.
filed 2013-10-29
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as September 30, 2013 was 112,958,134 shares.

THE PAWS PET COMPANY, INC.

TABLE OF CONTENTS TO FORM 10-Q

			Page
Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Audited)	F-1
		Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to September 30, 2013	F-2
		Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to September 30, 2013	F-3
		Notes to Condensed Consolidated Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

	Item 4.	Controls and Procedures	6

Part II	OTHER INFORMATION

	Item 6.	Exhibits	8

SIGNATURE			9

2

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,301	$81,755
Prepaid expenses	1,600	1,600
Total current assets	9,901	83,355

Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(154,984)	(116,753)
Total property and equipment, net	14,152	52,383

Total assets	$24,053	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,908,039	$1,596,826
Convertible debentures, net of debt discount of $24,390 and $160,067 at September 30, 2013 and December 31, 2012, respectively	619,360	655,433
Litigation accrual, discontinued operations	332,953	87,491
Accounts and accrued expenses payable, discontinued operations	621,697	778,074
Total current liabilities	3,482,049	3,117,824

Non-current liabilities:
Warrant liability	616,388	248,368
Total liabilities	4,098,437	3,366,192

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10 million shares authorized:
Series B, 80,000 and 0, respectively, outstanding at September 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,400,000 and $0)	-	-
Series C, 2,005 and 0, respectively, outstanding at September 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,005,000 and $0)	-	-
Series A, none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, 1.1 billion shares authorized, 112,958,134 and 86,509,928 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	16,116,215	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,957,796)	(13,918,140)
Accumulated deficit since inception of development stage (February 1, 2012) to September 30, 2013	(6,232,803)	(879,244)
Total stockholders’ deficit	(4,074,384)	(3,230,454)
Total liabilities and stockholders’ deficit	$24,053	$135,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		For the period from inception of development stage (February 1, 2012) to
	2013	2012	2013	2012	September 30, 2013
Operating expense:
Sales, general and administrative	446,248	348,336	814,375	1,874,259	2,547,716

Loss from operations	(446,248)	(348,336)	(814,375)	(1,874,259)	(2,547,716)

Other income (expense):
Interest expense (including $3,456, $91,863 $162,099, $303,347 and $573,431 respectively, of amortization of debt discount)	(10,089)	(93,962)	(191,303)	(313,350)	(614,413)
Loan default fee	(45,250)	-	(45,250)	-	(45,250)
Financing fee	-	(427,073)	-	(427,073)	(427,073)
Net (loss) gain on conversion of convertible notes	-	(8,339)	(2,214,611)	61,661	(2,152,950)
Subsidiary acquisition costs	-	-	(1,720,000)	-	(1,720,000)
Impairment of goodwill	-	-	-	(1,035,168)	(1,035,168)
Warrant valuation adjustment, net	1,701,554	1,133,795	(368,020)	2,748,819	2,314,567
Other income (expense), net	1,646,215	604,421	(4,539,184)	1,034,889	(3,680,287)

Income (loss) before income taxes	1,199,967	256,085	(5,353,559)	(839,370)	(6,228,003)
Provision for income taxes	-	-	-	(1,600)	(1,600)

Income (loss) from continuing operations	1,199,967	256,085	(5,353,559)	(840,970)	(6,229,603)

Discontinued operations:
Loss from discontinued operations, net of tax	(3,733)	-	(39,656)	(252,079)	-

Net income (loss)	$1,196,234	$256,085	$(5,393,215)	$(1,093,049)	$(6,229,603)

Net income (loss) per share, basic and diluted	$0.01	$0.00	$(0.06)	$(0.02)	$(0.08)

Weighted average shares used in calculation of basic and diluted net loss per share	97,979,539	59,324,455	91,100,690	65,970,450	81,277,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
			inception of
			development stage
	Nine month period ended September 30,		(February 1, 2012) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,393,215)	$(1,093,049)	$(6,229,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,231	47,840	86,904
Equity based compensation	6,348	25,173	31,521
Warrant valuation adjustment, net	368,020	(2,748,819)	(2,314,567)
Accelerated amortization of debt discount from conversion of debenture	11,974	59,080	71,054
Amortization of debt discount	150,125	244,267	502,377
Loan default fee	45,250	-	45,250
Net loss (gain) on conversion of convertible notes	2,214,611	(61,661)	2,152,950
Subsidiary acquisition costs	1,720,000	-	1,720,000
Impairment of goodwill	-	1,035,168	1,035,168
Common shares issued in lieu of cash to Intellicell for license fee	-	58,209	58,209
Common shares issued in lieu of cash for interest and penalty interest	14,704	6,432	21,342
Common shares issued in lieu of cash for services rendered by non-employees	287,200	818,514	1,105,714
Common shares issued in lieu of cash compensation to employees	-	144,000	144,000
Financing fee	-	427,073	427,073
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	-	59,418	-
Prepaid expenses	-	(1,686)	(63)
Security deposits and other	-	39,689	39,689
Accounts payable and accrued expenses	314,213	(177,656)	675,263
Accounts payable and accrued expenses, discontinued operations	89,085	845,233	-
Net cash used in operating activities	(133,454)	(272,775)	(427,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred and common stock	32,500	225,000	257,500
Proceeds from issuance of debt	27,500	102,500	130,000
Net cash provided by financing activities	60,000	327,500	387,500
Net change in cash and cash equivalents	(73,454)	54,725	(40,219)
Cash and cash equivalents at beginning of period	81,755	38,256	48,520
Cash and cash equivalents at end of period	$8,301	$92,981	$8,301

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash transactions:
Conversion of convertible debentures to 6,655,581, 2,283,898 and 8,939,479 shares of common stock, respectively	$97,450	$42,000	$139,450
Subsidiary acquisition costs	$1,720,000	$1,035,168	$2,755,168
Issuance of Series C shares in exchange for services, warrants and interest	$2,695,000	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The PAWS Pet Company, Inc. (the “Company”), formerly known as Pet Airways, Inc., and its wholly owned subsidiaries Pet Airways, Inc. (“Pet Airways”), Advanced Access Pharmacy Services, LLC (“AAPS”) and Impact Social Networking, Inc.(“ISN”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2013 and 2012 and for the period from the inception of the development stage (February 1, 2012) to September 30, 2013. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 and for the period from the inception of the development stage (February 1, 2012) to December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company does not presently have adequate cash from operations or financing activities to meet its long-term financing needs. For the nine month period ended September 30, 2013 and the year ended December 31, 2012, the Company had $8,301 and $81,755, respectively, in cash and cash equivalents to use in executing its business plan at September 30, 2013 and December 31, 2012, respectively. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,393,215 for the nine months ended September 30, 2013 and a net loss during the development stage from inception (February 1, 2012) through September 30, 2013 of $6,229,603. As a result of these and other factors, the Company’s independent registered public accounting firm has included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2012 as to the substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Liabilities

The Company has utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type includes Accounting Standards Codification (“ASC”)470-20 “Debt with Conversion and Other Options”. Accordingly, the Company has used the Black-Scholes option-pricing model as its method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (“BCF”) and warrant equity component are recorded to additional paid in capital (“APIC”) with an offset discount to the principal value of the convertible debenture. The Company has used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. The Company records to interest expense the unamortized discount value associated with a debenture converted in a period.

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

Reservation System and Development Costs

The Company accounts for its reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs.“All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application were expensed in the month when they incurred.

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

Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its trademark costs. If and when such factors, events or circumstances indicate possible impairment to its trademark costs, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability from future operations. The Company incurred no impairment losses during 2013. The Company incurred $1,035,168 of impairment losses for the nine months ended September 30, 2012 and for the period from the inception of the development stage (February 1, 2012) to September 30, 2013, respectively.

Income Taxes

The Company follows ASC 740, Income Taxes, therefore, deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

On February 23, 2012, pursuant to the Agreement the Company acquired the all of the issued and outstanding capital of ISN, a Georgia corporation in exchange for 7,394,056 shares of the Company’s common stock, no par value per share valued at $1,035,168 on the date of the acquisition. ISN owns a number of technology assets that had not reached technical feasibility at the time of the acquisition. With the exception of these technology assets ISN had no other assets or liabilities at the time of the acquisition, and had except for the development costs incurred for these assets, had no other costs and no revenue. Following, the acquisition, the Company commenced a new strategy of developing technologies for pet owners and pet caregivers. In September 2012, the Company closed the social media application and is currently evaluating alternative business strategies.

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

As of September 30, 2013, 80,000 shares of Series B Stock were outstanding.

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

As of September 30, 2013 2,005 shares of Series C Stock were outstanding.

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

No right of Conversion Series A Stock is not convertible into Common Stock.

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

Liquidation Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities. Series B Stock and Series C Stock has liquidation preference to the Series A Stock., before any distribution or payment is made to the holders of any junior securities, the holders of Series A Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Series A Stock and the holders of junior securities, as if the Series A Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Stock. As of September 30, 2013, no shares of Series A Stock were outstanding.

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

In connection with the issuance of the warrant to purchase up to 20,476,707 shares of common stock at an initial exercise price of $1.02 (subject to full ratchet, anti-dilution adjustment), using the Black Scholes option pricing model that valued the warrants at $0.70 and $0.65 per share at June 3 and September 30, 2011 respectively, the Company recorded a charge to operations of $12,839,860 and a credit to additional paid in capital of $470,000. In connection with the Socius transaction we recorded total deferred financing fees of $427,073 during the year ended December 31, 2011. As of March 31, 2012, the deferred financing fee balance was $427,073, however, because access to the $5 million financing is based on a percentage formula of the dollar value of stock traded, the Company determined that it is unlikely that sufficient stock volume will be reached over the balance of the term of the financing and has expensed the deferred financing fees of $427,073 during the quarter ended September 30, 2012. The warrant agreement has an anti-dilution clause included and therefore the Company has had to issue additional warrants at the same time as new shares were sold to third parties. The following table shows all warrants outstanding with their issuance date and exercise price.

Date issued	Exercise price	Number of shares
June 3, 2011	$1.02	20,476,707
December 29, 2011	$0.20	458,678
February 3, 2012	$0.14	4,336,503
March 2, 2012	$0.14	252,449
April 2, 2012	$0.05	53,811
April 10, 2012	$0.12	3,995,247
April 20, 2012	$0.12	405,839
April 20, 2012	$0.12	828,089
April 25, 2012	$0.12	184,335
April 27, 2012	$0.12	302,046
June 7, 2012	$0.01	109,489
June 15, 2012	$0.01	733,848
June 30, 2012	$0.01	761,126
July 24, 2012	$0.01	217,390
September 1, 2012	$0.01	219,723
Total		33,335,280

The value of the derivative warrant liability was $616,388 and $248,368 at September 30, 2013 and December 31, 2012, respectively.

Common Stock Issued

The Company has issued common stock various times during 2012 and 2013, the following table shows each date, reason for issuance, fair value of the transaction and number of shares issued:

Date issued	Reason for issuance	Fair value	Number of shares
January 26, 2012	Common Stock issued for license agreement	$5,500	45,833
February 23, 2012	Common Stock issued in acquisition of subsidiary	$1,035,168	7,394,056
February 26, 2012	Common Stock issued for license agreement	$6,417	45,833
March 26, 2012	Common Stock issued for license agreement	$4,583	45,833
March 31, 2012	Common Stock issued for debenture interest	$4,442	49,354
April 2, 2012	Common Stock issued for cash	$10,000	200,000
April 10, 2012	Common Stock issued for services	$740,514	6,170,950
April 20, 2012	Common Stock issued for services	$180,000	1,500,000
April 27, 2012	Common Stock issued for services	$42,000	350,000
April 30, 2012	Common stock issued in conversion of debenture	$100,000	250,000
May 1, 2012	Common Stock issued for license agreement	$41,709	595,836
June 7, 2012	Common Stock issued for cash	$15,000	1,500,000
June 15, 2012	Common Stock issued for cash	$100,000	10,000,000
June 30, 2012	Common Stock issued for cash	$100,000	10,000,000
June 30, 2012	Common Stock issued for debenture interest	$1,763	44,063
September 4, 2012	Common stock issued as partial conversion of debenture	$12,000	2,033,898
September 30, 2012	Common Stock issued for debenture interest	$228	41,545
December 31, 2012	Common Stock issued for debenture interest	$206	41,545
	Total 2012		40,308,746

March 14, 2013	Common Stock issued for services	$7,200	1,000,000
March 31, 2013	Common Stock issued for debenture interest	$1,145	40,875
May 10, 2013	Reverse issuance of common stock in lieu of debenture interest and issued Series C preferred stock instead	$(234)	(18,000)
June 30, 2013	Common Stock issued for debenture interest	$1,774	34,875
August 2, 2013	Common stock issued as partial conversion of debenture	$15,000	815,217
August 6, 2013	Common Stock issued as conversion of Series C Stock	$56,000	11,200,000
August 20, 2013	Common stock issued as partial conversion of debenture	$15,000	574,713
August 20, 2013	Common Stock issued as conversion of Series C Stock	$11,500	2,300,000
August 23, 2013	Common stock issued as partial conversion of debenture	$8,250	316,092
August 26, 2013	Common Stock issued as conversion of Series C Stock	$10,000	2,000,000
September 3, 2013	Common stock issued in conversion of debenture	$16,900	744,493
September 16, 2013	Common stock issued as partial conversion of debenture	$12,000	1,061,947
September 17, 2013	Common Stock issued as conversion of Series C Stock	$16,000	3,200,000
September 23, 2013	Common stock issued as partial conversion of debenture	$20,000	1,980,198
September 27, 2013	Common stock issued in conversion of debenture	$10,350	1,162,921
September 30, 2013	Common Stock issued for debenture interest	$645	34,875
	Total for 9 months ended Sept. 30, 2013		26,448,206

Preferred Stock Issued

On March 9, 2013 the Company issued 80,000 shares Series B Stock in exchange for all of the shares of AAPS.

On May 10, 2013 the Company issued 2,740 shares Series C Stock in exchange for multiple transactions involving cash purchases, conversions of debentures and related interest, and conversions of warrants issued.

On July 3, 2013 the Company issued 200 Series C Stock in exchange for services.

Stock Incentive Plan

In 2010, the Company adopted its Stock Incentive Plan (the “Plan”). Under the Plan, at September 30, 2013 the Company had 4,000,000 shares approved and reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At September 30, 2013 and December 31, 2012 the Company had 367,000 and 722,000 option shares outstanding, respectively, and 3,633,000 and 3,278,000 available for issuance at September 30, 2013 and December 31, 2012, respectively.

On February 9, 2012 the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At September 30, 2013 the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

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

On September 9, 2013, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of June 9, 2013.

A loan default fee was assessed by a lender and added to the principal amount of certain debentures totaling $45,250, due to failure to meet debenture agreement requirements in filing SEC reports timely. The fee was charged to operations during the third quarter ended September 30, 2013.

At September 30, 2013, an aggregate of $393,750 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

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

On April 30, 2012 following the conversion of $100,000 principal amount 14% debenture, the Company accelerated debt discount amortization of $56,333 to interest expense.

On July 24, 2012 the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $27,500 and has been recorded as debt discount.

On September 4, 2012 following the conversion of $12,000 principal amount 8% debenture, the Company accelerated debt discount amortization of $2,747 to interest expense.

On September 9, 2013 the Company issued an 8% convertible debenture that was subject to derivative liability accounting. Using the Black-Scholes option pricing model, the fair value of the debenture’s beneficial conversion feature was determined to be $26,422 and has been recorded as debt discount.

For the nine month periods ended September 30, 2013 and 2012, the Company amortized to interest expense using the effective interest method $162,099 and $303,347 of the debt discount related to the convertible debentures that included $11,974 and $59,080 of accelerated debt discount amortization, respectively, due to converted debenture amounts.

At September 30, 2013 and December 31, 2012, the aggregate unamortized debt discount was $24,390 and $160,067, respectively. The unamortized debt discount at September 30, 2013 is being amortized to interest expense using the effective interest method through the earlier of the conversion date or the maturity dates of the convertible debentures.

The following table summarizes the principal, unamortized debt discount and equity components of the Company’s convertible debentures derivative liability net carrying amount:

	September 30, 2013	December 31, 2012
Principal amount 8% convertible debenture short term	$393,750	$565,500
Principal amount 14% convertible debenture	250,000	250,000
Unamortized debt discount	(24,390)	(160,067)
Net carrying amount	$619,360	$655,433

Equity component (recognized in additional paid-in capital)	$905,950	$879,528

5. Commitments and Contingencies

The Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after September 30, 2013. In 2012, the Company abandoned the leased properties but remain still liable for unpaid rent which has been accrued.

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

On April 26, 2012, a judgment was entered against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $194,427 for services rendered, damages, including costs, statutory interest and attorneys’ fees. The aggregate amount is reflected in the balance sheet under ‘litigation accrual, discontinued operations’.

On March 4, 2013, a judgment was entered against our subsidiary, Pet Airways, Inc., in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $88,547 for services rendered, including statutory interest and attorneys’ fees. The aggregate amount is reflected in the balance sheet under ‘litigation accrual, discontinued operations’.

On March 6, 2013, an order was issued a by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $18,365 for services rendered, including penalties, statutory interest and liquidated damages. The aggregate amount is reflected in the balance sheet under ‘litigation accural, discontinued operations’.

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,614 for services rendered, including statutory interest and attorneys’ fees. The aggregate amount is reflected in the balance sheet under ‘litigation accrual, discontinued operations’.

Other than the foregoing, there were no claims, actions, or lawsuits which to our knowledge are pending or threatened that could reasonably be expected to have a material effect on the results of our operations. The Company is self-insured and has not accrued a reserve against potential losses from unknown risks and liabilities.

6. Net loss per share

Basic earnings per share are calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of September 30, 2013 there were warrants and options outstanding to purchase 36.1 million shares, which exercise price averaged $0.67. The dilutive common shares equivalents, including convertible notes, preferred stock, options and warrants, of 412.6 million shares were not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 506.8 million shares.

7. Subsequent Events

Subsequent to September 30, 2013, the company issued a total of 5,833,333 shares of Common Stock as partial conversion of a debenture.

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

The Company did not own its own aircraft. The Company had a relationship with Suburban Air Freight, Inc. based in Omaha, Nebraska which had two Beech craft 1900 aircraft configured to carry a maximum weight limit of approximately 5,400 lbs. The Company relied on Suburban Air to provide the aircraft, pilot and ensure that the aircraft complied with all appropriate FAA regulations. The Company did not have a written agreement with Suburban Air however under the oral agreement, Suburban Air provided the aircraft, pilot, ensured that the aircraft complied with all appropriate FAA regulations and operated the flights according to the Company’s schedule. The Company flew one aircraft on its coast-to-coast service. The Company has ceased these flight operations.

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

There have been no material changes during the nine month period ended September 30, 2013 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the three month periods ended September 30, 2013 and 2012, respectively.

Revenue and Cost of revenue

No revenue or cost of revenue was generated in the three month periods ended September 30, 2012 or 2013.

Operating expenses

Operating expenses increased $98,000 or 28.1%, to $446,000 for the three month period ended September 30, 2013 compared to $348,000 the three month period ended September 30, 2012. The operating expense increase is primarily due to an increase of consulting fees, $266,000; offset to a lesser extent by reduction of office expense, $61,000; and reduction of executive related compensation, $54,000.

Other income (expense), net

Other income (expense), net increased to a net income of $1.6 million for the three month period ended September 30, 2013 from $604,000 for the same period in 2012, or a net income increase of $1.0 million, primarily due to the increased derivative warrant valuation income, $568,000 and reduced deferred financing fee, $427,000.

Provision for income taxes

We have provided a full valuation allowance on its net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2013.

Discontinued operations

We discontinued our airline operations during the first quarter of 2012 and we incurred expenses for the discontinued operations of $4,000 in the three month period ended September 30, 2013 as compared to no expense for the same period in 2012.

Net income (loss)

Net loss for the three month period ended September 30, 2013 was $1.2 million or a $940,000 increase in loss as compared to the loss of $256,000 for the three months ended September 30, 2012. The increase in net loss is primarily due to an increased other income (expense) net of $1.0 million.

Comparison of the nine month periods ended September 30, 2013 and 2012, respectively.

Revenue and Cost of revenue

No revenue or cost of revenue was generated or incurred in the nine month periods ended September 30, 2013 or 2012.

Operating expenses

Operating expenses decreased $1.1 million or 56.5%, to $814,000 for the nine month period ended September 30, 2013 compared to $1.9 million for the nine month period ended September 30, 2012. The operating expense decrease is primarily due to reduction of website development expense, $410,000; reduction of consulting fees, $283,000; reduction of executive related compensation, $170,000; and reduction of executive stock based compensation, $144,000.

Other income (expense), net

Other income (expense), net decreased to a net expense of $4.5 million for the nine month period ended September 30, 2013 from a net income of $1.0 million for the same period in 2012, or an increased expense of $5.6 million, primarily due to the increased derivative warrant valuation expense, $3.1 million; an increased expense in connection with the purchase of AAPS in March 2013, $1.7 million; an increase of debt conversion losses $2.3 million; offset to a lesser extent by impairment of goodwill during the nine month period ended September 30, 2012, $1.0 million, and a decreased deferred financing fee, $427,000.

Provision for income taxes

We have provided a full valuation allowance on net deferred tax assets as net operating losses are anticipated for the year ended December 31, 2013.

Discontinued operations

We discontinued our airline operations during the first quarter of 2012 and we incurred expenses for the discontinued operations of $252,000 in the nine month period ended September 30, 2012 as compared to $40,000 related expense for the same period in 2013.

Net income (loss)

Net loss for the nine month period ended September 30, 2013 was $5.4 million or $4.3 million increase in loss as compared to the loss of $1.1 million for the nine months ended September 30, 2012. The increase in net loss is primarily due to increased other income (expense) net of $5.6 million, offset to a lesser extent due to reduction of operating expenses, $1.1 million and reduction of discontinued operations expense, $212,000.

Liquidity and Capital Resources

At September 30, 2013, we had $8,000 in cash and cash equivalents as compared to $82,000 in cash and cash equivalents at December 31, 2012.

Net cash used in operating activities was $133,000 and $273,000 for the nine month periods ended September 30, 2013 and 2012, respectively. The cash used in the 2013 period is primarily due to the net loss, offset by the increase of accrued expenses and the non-cash charges from the derivative valuation expense, expense for conversion of debenture and subsidiary acquisition costs.

There was no cash used in investing activities during the nine month periods ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $60,000 and $328,000 during the nine month periods ended September 30, 2013 and 2012, respectively reflecting the issuance of convertible debt in September and sale of 325 Series C Stock in May 2013 and sale of common stock and issuance of convertible debenture during the nine months ended September 30, 2012.

We did not have any material non-cancelable purchase commitments for capital expenditures or contingencies out of the ordinary course of business accrued at September 30, 2013.

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

On May 10, 2013 PAWS also entered into an agreement to sell 325 shares of Series C Stock to Destiny Diversification Holdings Corp for a cash payment of $25,000 and an additional payment in June 2013 of $7,500. The 325 shares of Series C Stock issued in that transaction are convertible into a total of 6,500,000 shares of PAWS common stock. The foregoing transaction was effective pursuant to the exemption from registration under Section 4 (a) (2) of the Securities Act and Rule 506 of Regulation D the reunder.

Non-Cash Expense Items

During the three month period ended September 30, 2013, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three month period ended September 30, 2013. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences, as can be further reviewed in our condensed consolidated statement of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of September 30, 2013 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of September 30, 2013:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

Dated: October 29, 2013

THE PAWS PET COMPANY, INC.

/s/ Daniel Wiesel
Daniel Wiesel
Chief Executive Officer

