Form 10-Q/A
period 2013-06-30
PAWS Pet Company, Inc.
filed 2013-12-19
CIK 1346973

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

(415) 871-0678

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

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report on Form 10-Q of The PAWS Pet Company, Inc. (the “Company”) for the quarter ended June 30, 2013 is to (a) correct an error in the number of authorized shares of the Company’s common stock set forth in the Condensed Consolidated Balance Sheet as contained therein, (b) remove reference thereto in Notes to Condensed Consolidated Financial Statements contained therein, and (c) to add disclosure under “Note 8. Amendment to Originally Filed Form 10-Q” to the Notes to Condensed Consolidated Financial Statements in regards to the Company’s entering into an agreement in October 2013 to purchase all of the outstanding common stock of Mesa Pharmacy, Inc.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,095	$81,755
Prepaid expenses	2,800	1,600
Total current assets	6,895	83,355

Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(142,240)	(116,753)
Total property and equipment, net	26,896	52,383

Total assets	$33,791	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,779,093	$1,596,826
Convertible debentures, net of debt discount of $1,424 and $160,067 at June 30, 2013 and December 31, 2012, respectively	664,076	655,433
Litigation accrual, discontinued operations	329,220	87,491
Accounts and accrued expenses payable, discontinued operations	621,697	778,074
Total current liabilities	3,394,086	3,117,824

Non-current liabilities:
Warrant liability	2,317,942	248,368
Total liabilities	5,712,028	3,366,192

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized:
Series B, 80,000 and 0, respectively, outstanding at June 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,400,000 and $0)	-	-
Series C, 2,740 and 0, respectively, outstanding at June 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,740,000 and $0)	-	-
Series A, none issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, 350,000,000 shares authorized, 87,567,678 and 86,509,928 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	15,708,596	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,954,063)	(13,918,140)
Accumulated deficit since inception of development stage (February 1, 2012) to June 30, 2013	(7,432,770)	(879,244)
Total stockholders’ deficit	(5,678,237)	(3,230,454)
Total liabilities and stockholders’ deficit	$33,791	$135,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
					inception of
	Three month period ended		Six month period ended		development stage
	June 30,		June 30,		(February 1, 2012)
	2013	2012	2013	2012	to June 30, 2013
Operating expense:
Sales, general and administrative	191,844	1,263,825	368,127	1,525,923	2 ,104,668

Loss from operations	(191,844)	(1,263,825)	(368,127)	(1,525,923)	(2,104,668)

Other income (expense):
Interest expense (including $75,962, $138,328, $158,643, $211,484 and $569,975 respectively, of amortization of debt discount)	(96,946)	(141,479)	(181,214)	(219,388)	(604,324)
Financing fee	-	-	-	-	(427,073)
Net (loss) gain on conversion of convertible notes	(2,214,611)	70,000	(2,214,611)	70,000	(2,152,950)
Subsidiary acquisition costs	-	-	(1,720,000)	-	(1,720,000)
Impairment of goodwill	-	-	-	(1,035,168)	(1,035,168)
Warrant valuation adjustment, net	(1,390,770)	981,255	(2,069,574)	1,615,024	613,013
Other income (expense), net	(3,702,327)	909,776	(6,185,399)	430,468	(5,326,502)

Loss before income taxes	(3,894,171)	(354,049)	(6,553,526)	(1,095,455)	(7,431,170)
Provision for income taxes	-	(1,600)	-	(1,600)	(1,600)

Loss from continuing operations	(3,894,171)	(355,649)	(6,553,526)	(1,097,055)	(7,429,570)

Discontinued operations:
Loss from discontinued operations, net of tax	(35,923)	-	(35,923)	(252,079)	-

Net loss	$(3,930,094)	$(355,649)	$(6,589,449)	$(1,349,134)	$(7,429,570)

Net loss per share, basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.02)	$(0.09)

Weighted average shares used in calculation of basic and diluted net loss per share	87,540,715	59,372,452	86,698,816	56,367,426	78,294,476

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

On July 13, 2012, the Company increased its authorized number of shares of common stock to 350,000,000.

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

8. Amendment to Originally Filed Form 10-Q.

The June 30, 2013 Form 10-Q has been amended as a result of the following two events:

Change in the number of authorized shares of common stock

Although the Company’s board of directors approved an increase in the number of authorized shares of common stock on June 29, 2013, from 350,000,000 to 1.1 billion, such action also required stockholder approval, which was not obtained.

Accordingly, the Company’s balance sheet has been amended to reflect the authorized number of shares of common stock as 350,000,000 and to remove disclosure references of the 1.1 billion number originally reflected.

Material Subsequent Event

Subsequent to the filing of the Company’s September 30, 2013 Form 10-Q, it came to Management’s attention that the following material subsequent event was omitted in the original filing of such report. The material subsequent event occurred after the filing of the original June 30, 2013 Form 10-Q and prior to the filing of this Form 10-Q/A and has been incorporated herein.

On October 29, 2013 the Company entered into a Securities Exchange Agreement (the “Agreement”) with Pharmacy Development Corp. (“PDC”) to acquire from PDC, 100% of the issued and outstanding shares of Mesa Pharmacy, Inc. (“MESA”), in exchange for five hundred thousand (500,0000) shares of the Company’s Series D Convertible Preferred Stock (the “D Preferred”).

The closing of this transaction will take place, subject to the prior approval of respective boards of directors of both the Company and PDC, automatically on the earlier of the issuance, by the California State Board of Pharmacy, of a permanent Community Pharmacy Site Permit approving the Company as the new owner of MESA or earlier by mutual agreement of the parties. If a site permit is not issued to the Company within a specified period, the Agreement will be null and void.

Upon closing of the transaction, PDC will have the right to appoint three (3) individuals to the Company’s Board of Directors, which will increase the number of board members to seven (7).

The 500,000 shares of D Preferred are convertible into 325 million shares of the Company’s common stock. The holders of a majority of the Company’s Series B Convertible Preferred Stock shares have agreed in principle to vote to reduce the maximum conversion rate thereunder, in order to offset the new D Preferred, on a fully diluted basis.

Upon closing of the transaction, the Company will enter into a royalty agreement by which the Company will pay 5% of MESA’s net revenue, as defined therein, until the earlier of the Company acquiring and cancelling the notes for $6.0 million issued by PDC through a cash payment or other transaction acceptable to the note holders, or twenty (20) years. The $6.0 million notes were issued privately by PDC investors, in order to raise working capital. The notes are not being assumed by the Company.

MESA focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics. MESA has developed a series of topical ointments, in different strengths, that provide the pain relief doctors seek.

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2013

THE PAWS PET COMPANY, INC.

/s/ Dan Wiesel
Dan Wiesel
Chief Executive Officer