Form 10-Q/A
period 2013-09-30
PAWS Pet Company, Inc.
filed 2013-12-19
CIK 1346973

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

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report on Form 10-Q of The PAWS Pet Company, Inc. (the “Company”) for the quarter ended September 30, 2013 is to (a) correct an error in the number of authorized shares of the Company’s common stock originally set forth in the Condensed Consolidated Balance Sheet contained therein, (b) remove reference thereto in Notes to Condensed Consolidated Financial Statements contained therein and (c) to add disclosure under “Note 8. Amendment to Originally Filed Form 10-Q” to the Notes to Condensed Consolidated Financial Statements in regards to the Company’s entering into an agreement to purchase all of the outstanding common stock of Mesa Pharmacy, Inc.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

THE PAWS PET COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,301	$81,755
Prepaid expenses	1,600	1,600
Total current assets	9,901	83,355

Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(154,984)	(116,753)
Total property and equipment, net	14,152	52,383

Total assets	$24,053	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$1,908,039	$1,596,826
Convertible debentures, net of debt discount of $24,390 and $160,067 at September 30, 2013 and December 31, 2012, respectively	619,360	655,433
Litigation accrual, discontinued operations	332,953	87,491
Accounts and accrued expenses payable, discontinued operations	621,697	778,074
Total current liabilities	3,482,049	3,117,824

Non-current liabilities:
Warrant liability	616,388	248,368
Total liabilities	4,098,437	3,366,192

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized:
Series B, 80,000 and 0, respectively, outstanding at September 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,400,000 and $0)	-	-
Series C, 2,005 and 0, respectively, outstanding at September 30, 2013 and December 31, 2012, respectively, (liquidation preference $2,005,000 and $0)	-	-
Series A, none issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, no par value, 350,000,000 shares authorized, 112,958,134 and 86,509,928 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	16,116,215	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,957,796)	(13,918,140)
Accumulated deficit since inception of development stage (February 1, 2012) to September 30, 2013	(6,232,803)	(879,244)
Total stockholders’ deficit	(4,074,384)	(3,230,454)
Total liabilities and stockholders’ deficit	$24,053	$135,738

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

Reservation System and Development Costs

The Company accounts for its reservation system (“website”) and development costs in accordance with ASC 350-50 “Website Development Costs.“ All costs incurred in the planning stage are expensed as incurred. Costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50, which requires the capitalization of certain costs that meet specific criteria. Costs incurred in the day to day operation of the website are expensed as incurred. Costs associated with the development of the Company’s social media application were expensed in the month when they incurred.

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

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series B Stock then issued and outstanding (the “Series B Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series B Stock, an amount per share equal to $30 (thirty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series B Stock the full amount to which they shall be entitled, the Holders of shares of Series B Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series B Stock, shall share paripassu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

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

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series C Stock then issued and outstanding (the “Series C Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series C Stock, an amount per share equal to $100 (one hundred). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series C Stock the full amount to which they shall be entitled, the Holders of shares of Series C Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series C Stock, shall share paripassu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

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

In connection with the securities purchase agreement, the Company agreed to issue on the 75th day anniversary of the initial purchase by Socius, 1,126,735 shares of common stock to Socius as consideration for executing the securities purchase agreement. The fair value of the consideration was $371,823 using the August 18, 2011 common stock closing price of $0.33 per share and was recorded as a deferred financing fee.

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

On March 6, 2013, an order was issued a by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee AlyceTognotti wages and penalties in the sum of $18,365 for services rendered, including penalties, statutory interest and liquidated damages. The aggregate amount is reflected in the balance sheet under ‘litigation accrual, discontinued operations’.

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

8. Amendment to Originally Filed Form 10-Q.

The September 30, 2013 Form 10-Q has been amended as a result of the following two events:

Change in the number of authorized shares of common stock

Although the Company’s board of directors approved an increase in the number of authorized shares of common stock on June 29, 2013, from 350,000,000 to 1.1 billion, such action also required stockholder approval, which was not obtained.

Accordingly, the Company’s balance sheet is being amended to reflect the authorized number of shares of common stock as 350,000,000 and to remove disclosure references of the 1.1 billion number originally reflected.

Material Subsequent Event

Subsequent to the filing of the Company’s September 30, 2013 Form 10-Q, it came to Management’s attention that the following material subsequent event was omitted in the original filing.

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

Upon closing of the transaction, the Company will enter into a royalty agreement by which the Company will pay 5% of MESA’s net revenue, as defined therein, until the earlier of the Company acquiring and cancelling the notes for $6.0 million issued by PDC through a cash payment or other transaction acceptable to the note holders, or twenty (20) years. The $6.0 million in notes were issued privately by PDC to investors in order to raise working capital. The notes are not being assumed by the Company.

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