Form 10-K
period 2013-12-31
Praxsyn Corp
filed 2014-04-23
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-130446

PRAXSYN CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Illinois	20-3191557
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

855 El Camino Suite 13A-184, Palo Alto, CA 94301

(Address of principal executive offices and zip code)

(415) 871-0678

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

[  ] Large accelerated Filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported on the OTCQB of the OTC Markets Group’s quotation and trading system was $10,026,499. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of April 12, 2014 was 256,574,859 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Praxsyn Corporation

(Formerly Known As The PAWS Pet Company, Inc.)

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; transportation demand; general economic conditions; costs of aviation fuel; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations” in this report.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

PART I

ITEM 1. BUSINESS

The terms “Praxsyn Corporation,” the “Company,” “management,” “we,” “us,” and “our” in this Annual Report on Form 10-K to refer collectively to Praxsyn Corporation and its subsidiary, formerly known as The PAWS Pet Company, Inc.

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

On March 9, 2013, the Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies. AAPS intends to focus on workers' compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. Leveraging decades of experience in pharmacy and medical receivables collections of the people being hired, the Company believes that it should be able to achieve significant profitability in a very short period with very limited investment.

On December 31, 2013 the Company agreed to acquire Mesa Pharmacy, Inc. (“Mesa”) from Pharmacy Development Corporation (“PDC-CA”) in the form of a First Amended Securities Exchange Agreement (“FA-SEA”), in exchange for 500,000 shares of Series D Convertible Preferred Stock. However, on March 20, 2014, the Company and PDC-CA agreed to amend, supersede and replace the FS-SEA with an Agreement and Plan of Merger Agreement (“APMA”) whereby PDC-CA would merge into the Company’s wholly-owned subsidiary, PDC, Inc (“PDC”), that was formed by the Company in 2014, via a forward triangular merger. The 500,000 shares are due under this agreement and the Company will take on an additional $646,500 in PDC-CA convertible notes and amend such notes so that they are convertible at a rate of one share of Series D preferred stock of the Company per $100 of PDC convertible notes. The Company and the holders of Series D preferred stock intend to amend the Certificate of Designation to add, at a minimum, the necessary 6,465 shares to the already authorized 500,000 shares. This transaction closed on March 31, 2014. PDC-CA and/or Mesa primarily operate as Mesa and focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics. Mesa has developed a series of topical ointments, in different strengths, that provide the pain relief doctors seek.

On March 26, 2014, the Company issued 60,000,000 Common Stock shares to Daniel Wiesel and Alysa Binder, both officers and directors of the Company, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of the cancellation of accrued, yet unpaid wages through December 31, 2013 and the agreement by The Watermark Company, Inc., a corporation controlled by the Daniel Wiesel and Alysa Binder, to purchase the Company’s interest in Pet Airways, Inc., a subsidiary through which the Company formerly operated its discontinued pet airline. The sale of Pet Airways, Inc. relieves the Company of debts totaling approximately $1,000,000. The Company had agreed, in principle, to allow Mr. Wiesel and Ms. Binder to reacquire Pet Airways and settle their outstanding unpaid wages as soon as the acquisition of PDC/MESA was complete. The Company retains the ownership of the flight reservation system developed by the Company; however, Pet Airways, Inc. retains a royalty free license to utilize the system in perpetuity. A sale of the flight reservation system is being considered.

On March 26, 2014, the Company changed its name to “Praxsyn Corporation” and increased the number of authorized shares of common stock to 1,400,000,000 shares.

Employees

As of December 31, 2013, we had 2 fulltime employees. We are not a party to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease office space in Palo Alto, California. The California office, which is our corporate headquarters, is used for corporate administrative functions. The office is owned by our CEO, Mr. Dan Wiesel, and we lease it free of charge on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

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

On April 26, 2012, a judgment was entered against the Company in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. The balance due at December 31, 2013 inclusive of accrued interest was $196,544.

On March 4, 2013, a judgment was entered against us in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. Other than the foregoing, there were no claims, actions, or lawsuits which to our knowledge are pending or threatened that could reasonably be expected to have a material effect on the results of our operations. The balance due at December 31, 2013 inclusive of accrued interest was $89,579.

On March 6, 2013, an order was issued by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. The balance due at December 31, 2013 inclusive of accrued interest was $18,576.

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. The balance due at December 31, 2013 inclusive of accrued interest is was $31,987.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Year Ended December 31, 2013

	High	Low
1st Quarter Ended March 31, 2013	$0.08	$0.00
2nd Quarter Ended June 30, 2013	$0.08	$0.02
3rd Quarter Ended September 30, 2013	$0.13	$0.01
4th Quarter Ended December 31, 2013	$0.04	$0.01

Year Ended December 31, 2012

	High	Low
1st Quarter Ended March 31, 2012	$0.17	$0.06
2nd Quarter Ended June 30, 2012	$0.14	$0.02
3rd Quarter Ended September 30, 2012	$0.10	$0.00
4th Quarter Ended December 31, 2012	$0.01	$0.00

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

Holders

As of April 12, 2014, we had approximately 147 record holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a Stock Incentive Plan (the “Plan”). Under the Plan, at December 31, 2013 and 2012, the Company had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common equity at fair market value, as determined by the Company’s Board of Directors, at the date of grant.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by shareholders	367,000	$0.16	3,633,000

Sales of Unregistered Securities

There were no unregistered sales of securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors. The following should be read in conjunction with our annual consolidated financial statements contained elsewhere in this report.

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

Our Board of Directors has reviewed our related disclosures in our Form 10-K for the period ended December 31, 2013 and for the period ended December 31, 2012 filed with the SEC. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Derivative Liabilities

We have utilized convertible debentures with warrants to purchase shares of common stock to settle certain liabilities and fund operations resulting in the recording of a derivative liability. Current guidance for valuing and classifying transactions of this type include ASC 470-20 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”),“EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Accordingly, we have used the Black-Scholes option-pricing model as our method of determining the fair value of the convertible debenture issued with a warrant. The resulting calculation of the beneficial conversion feature (BCF) and warrant equity component are recorded to APIC with an offset discount to the principal value of the convertible debenture. We have used the effective yield interest method for amortizing the discount to interest expense over the maturity term of the convertible debenture. We record to interest expense the unamortized discount value associated with a debenture converted in a period.

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

Equity-Based Compensation

We are using the Black-Scholes option-pricing model as our method of valuation for share-based awards (e.g., warrant to purchase shares of common stock) used to settle certain liabilities to non-employees. Our determination of fair value of share-based payment awards on the date of grant using the option-pricing model is affected by our equity price as well as assumptions regarding our expected equity price volatility over the term of the awards, the selection of a risk free interest rate, the ultimate disposition of the award and the impact of the award on earnings per share. For example, in calculating the expected equity price volatility, we may consider using our historical experience only, our experience plus that of a publicly trade index volatility experience, or a blended volatility experience for public peer companies. We also evaluate carefully the expected life term of an award though the vesting of awards to date have been immediate .Finally, we attempt to use a risk free rate that is widely quoted and pertinent across a broad range of transactions.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012.

The following table sets forth, certain statement of operations data relating to the business for the periods indicated.

	Year Ended December 31,		Year over Year Change
	2013	2012	$	%

Operating expenses:
Sales, general and administration expenses	$988,480	$1,687,488	$699,008	-41.4%
Impairment of goodwill	-	1,035,168	$1,035,168	-100.0%
Total operating expenses	988,480	2,722,656	1,734,176	-63.7%

Loss from operations	(988,480)	(2,722,656)	1,734,176	-63.7%

Other income (expense):
Interest expense (including $172,657, $411,332 of amortization of debt discount)	(223,471)	(423,110)	199,639	47.2%
Loan default fee	(45,250)	-	(45,250)	-100.0%
Loss due to abandonment of equipment	-	(49,053)	49,053	100.0%
Deferred financing fee	-	(427,073)	427,073	100.0%
Net gain on conversion of convertible notes	(2,214,611)	61,661	(2,276,272)	-3691.6%
Subsidiary acquisition costs	(1,720,000)	-	(1,720,000)	-100.0%
Warrant liability valuation, net	(244,413)	2,682,587	(2,927,000)	-109.1%
Other income (expense), net	(4,447,745)	1,845,012	(6,292,757)	-341.1%

(Loss) before provision for income taxes	(5,436,225)	(877,644)	(4,558,581)	-519.4%
Provision for income taxes	(800)	(1,600)	800	50.0%

(Loss) from continuing operations, net of tax	(5,437,025)	(879,244)	$(4,557,781)	-518.4%

Discontinued operations:
Loss from discontinued operations, net of tax	-	(339,570)	339,570	100.0%

Net (loss)	$(5,437,025)	$(1,218,814)	$(4,218,211)	-346.1%

(Loss) from continuing operations per share, basic and diluted	$(0.05)	$(0.01)
Net (loss) per share, basic and diluted	$(0.05)	$(0.02)

Weighted average shares used in calculation of basic and diluted net income (loss) per share	99,543,062	71,122,936

Revenue. Revenue for the years ended December 31, 2013 and December 31, 2012 was $0. This is due to discontinued operations as of January 2012.

Cost of revenue. Cost of revenue for the year ended December 31, 2013 and for the year ended December 31, 2012 was $0 due to discontinued operations as of January 2012.

Operating expenses. Operating expenses for the year ended December 31, 2013 consisted mainly of payroll costs, R&D costs, non-cash equity-based compensation, professional fees, and outside services. The operating expenses for the year ended December 31, 2013 were $988,480 compared to $2,722,656 for the year ended December 31, 2012. The decrease is mostly the result of a reduction in website development costs, consulting fees, and executive compensation, and an impairment charge of $1,035,168.

Other income (expense), net. Other income (expense), net decreased to an expense of $4,447,745 from an income of $1,845,012, or a change of income of $6,292,757 primarily due to the conversion of convertible debentures, warrant valuation expense, and expenses in connections with the purchase of AAPS in March, 2013.

Loss from discontinued operations. The Company closed the Pet Airway business and discontinued flight operations in January 2012. In closing the business we incurred $339,570 in discontinued operations related expenses in 2012 and $0 in 2013.

Net loss. Our net loss was $5,437,025 in 2013 as compared to $1,218,814 in 2012. The increase in losses is primarily attributable to an increase in other income (expense) items of $6,292,757.

Non-Cash Expense Items

During 2013 and 2012, we entered into a number of equity financings for working capital purposes, the settlement of services rendered in lieu of cash and general corporate purposes. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	%	2012	%
Cash and non-cash items in net income (loss):
Cash	$(700,808)	12.9%	$(934,804)	76.7%
Non-cash	(4,736,217)	87.1%	(284,010)	23.3%
Net loss	$(5,437,025)	100.0%	$(1,218,814)	100.0%

	2013	2012
Summary of non-cash items:
Derivative warrant valuation income (expense), net	$(244,413)	$2,682,587
Impairment of Goodwill from Acquisition of Impact Social Networking, Inc.	-	(1,035,168)
Accelerated amortization of debt discount from
conversion of debenture	(11,974)	(59,080)
Loss on abandonment of property and equipment	-	(49,053)
Net (Loss) gain on conversion of notes	(2,214,611)	61,661
Subsidiary Acquisition Costs	(1,720,000)	-
Amortization of debt discount	(160,683)	(352,252)
Loan Default Fee	(45,250)	-
Common shares issued for interest payable in lieu of cash	(3,816)	(6,638)
Deferred financing fee	-	(427,073)
Equity based compensation	(7,107)	(25,173)
Depreciation and amortization	(41,163)	(53,098)
Common shares issued for license fee	-	(58,209)
Common shares issued for services rendered by non-employees	(287,200)	(818,514)
Common shares issued in lieu of cash to employees	-	(144,000)
Total non-cash	$(4,736,217)	$(284,010)

Liquidity and Capital Resources

At December 31, 2013, the Company had $1,272 in cash as compared to $81,755 in cash at December 31, 2012.

Net cash used in operating activities was $(153,816) and $(284,001) for the years ended December 31, 2013 and 2012, respectively. The Company’s operating activities were substantially curtailed as we stopped our Pet Airway operations. The Company still expended monies trying to develop the Pawdoodle initiative, in which the initiative was subsequently abandoned.

The Company had no investing activities during the years ended December 31, 2013 and 2012.

Net cash provided by financing activities was $73,333 and $327,500 during the years ended December 31, 2013 and 2012, respectively. The cash provided in 2013 and 2012 was received through issuance of convertible notes and sale of shares, which decreased due to fewer issuances in the current year.

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

The warrant agreement has an anti-dilution clause included and therefore the Company has had to issue additional warrants at the same time as new shares were sold to third parties. If the new third party shares are issued or sold for a consideration per share less than a price equal to the exercise price in effect immediately prior to such issue or sale or deemed issuance or sale, then immediately after such dilutive issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance. As such, the company recognizes a derivative liability. The value of the derivative warrant liability was $492,781 and $248,368 at December 31, 2013 and December 31, 2012, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item appears in this report on the pages indicated in the following index:

Index to Consolidated Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — December 31, 2013 and 2012	F-2

Consolidated Statements of Operations — Years ended December 31, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to December 31, 2013	F-3

Consolidated Statement of Changes in Stockholders’ Deficit — Years ended December 31, 2013 and 2012, including the period from inception of development stage (February 1, 2012) to December 31, 2013	F-4

Consolidated Statements of Cash Flows — Years ended December 31, 2013 and 2012, and for the period from inception of development stage (February 1, 2012) to December 31, 2013	F-5

Notes to consolidated financial statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Praxsyn Corporation and Subsidiaries (Formerly Known As The PAWS Pet Company, Inc.)

Palo Alto, California

We have audited the accompanying consolidated balance sheets of Praxsyn Corporation and Subsidiaries (Formerly Known As The PAWS Pet Company, Inc.), (A Development Stage Company), (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2013, and for the period from inception of development stage (February 1, 2012) to December 31, 2013. Praxsyn Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Praxsyn Corporation and Subsidiaries (Formerly Known As The PAWS Pet Company, Inc.) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, and for the period from inception of development stage (February 1, 2012) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
April 23, 2014

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$1,272	$81,755
Prepaid expenses	400	1,600
Total current assets	1,672	83,355

Property and equipment, at cost	169,136	169,136
Less: accumulated depreciation and amortization	(157,916)	(116,753)
Total property and equipment, net	11,220	52,383

Total assets	$12,892	$135,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts and accrued expenses payable	$2,139,618	$1,596,826
Convertible debentures, net of debt discount of $15,486 and $160,067 at December 31, 2013 and December 31, 2012, respectively	587,014	655,433
Derivative warrant liability	492,781	248,368
Accounts and accrued expenses payable, discontinued operations	865,565	865,565
Total current liabilities	4,084,978	3,366,192

Commitments and contingencies:

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D, none issued outstanding at December 31, 2013 and December 31, 2012, respectively, (liquidation preference $0 and $0)	-	-
Series B, 79,615 and 0, respectively, outstanding at December 31, 2013 and December 31, 2012, respectively, (liquidation preference $2,388,450 and $0)	-	-
Series C, 1,645 and 0, respectively, outstanding at December 31, 2013 and December 31, 2012, respectively, (liquidation preference $1,645,000 and $0)	-	-
Series A, none issued and outstanding at December 31, 2013 and December 31, 2012, respectively, (liquidation preference $0 and $0)	-	-
Common stock, no par value, 1,100,000,000 shares authorized, 133,876,342 and 86,509,928 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	16,162,323	11,566,930
Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	(13,918,140)	(13,918,140)
Deficits accumulated during the development stage (February 1, 2012) to December 31, 2013 and 2012, respectively	(6,316,269)	(879,244)

Total stockholders’ deficit	(4,072,086)	(3,230,454)
Total liabilities and stockholders’ deficit	$12,892	$135,738

The accompanying notes are an integral part of these consolidated financial statements

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			inception of
			development stage
	Year Ended December 31,		(February 1, 2012) to
	2013	2012	December 31, 2013
Operating expenses:
Sales, general and administrative expenses	$988,480	$1,687,488	$2,725,021
Impairment of goodwill	-	1,035,168	1,035,168
Total operating expenses	988,480	2,722,656	3,760,189

Loss from operations	(988,480)	(2,722,656)	(3,760,189)

Other income (expense):
Interest expense (including $172,657, $411,332 and $583,989, respectively, of amortization of debt discount)	(223,471)	(423,110)	(646,581)
Loan default fee	(45,250)	-	(45,250)
Loss due to abandonment of equipment	-	(49,053)
Financing fee	-	(427,073)	(427,073)
Net (loss) gain on conversion of convertible notes	(2,214,611)	61,661	(2,152,950)
Subsidiary acquisition costs	(1,720,000)	-	(1,720,000)
Warrant valuation adjustment, net	(244,413)	2,682,587	2,438,174
Other income (expense), net	(4,447,745)	1,845,012	(2,553,680)

(Loss) before provision for income taxes	(5,436,225)	(877,644)	(6,313,869)
Provision for income taxes	(800)	(1,600)	(2,400)

(Loss) from continuing operations, net of tax	(5,437,025)	(879,244)	(6,316,269)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(339,570)	-

Net (loss)	$(5,437,025)	$(1,218,814)	$(6,316,269)

(Loss) from continuing operations per share, basic and diluted	$(0.05)	$(0.01)	$(0.07)
Net (loss) per share, basic and diluted	$(0.05)	$(0.02)	$(0.07)

Weighted average shares used in calculation of basic and diluted net loss per share	99,543,062	71,122,936	86,840,547

The accompanying notes are an integral part of these consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Shares	Series B Preferred Shares	Series C Preferred Shares	Series D Preferred Shares	Common Stock, No Par Value Shares	Additional Paid-In Capital	Accumulated deficit from inception until discontinuance of operations (January 31, 2012)	Deficits accumulated during the development stage (February 1, 2012) to December 31, 2013	Total Stockholders’ Deficit

Balance, December 31, 2011	-	-	-	-	46,201,182	$9,114,465	$(13,578,570)	$-	$(4,464,105)

Net loss for the period January 1, 2012 to January 31, 2012	-	-	-	-	-	-	(339,570)	-	(339,570)
Common shares issued for cash	-	-	-	-	21,700,000	225,000	-	-	225,000
Common shares issued for services to employees	-	-	-	-	1,200,000	144,000	-	-	144,000
Common shares issued for services to non-employees	-	-	-	-	6,820,950	818,541	-	-	818,541
Common shares issued in lieu of interest paid in cash	-	-	-	-	176,507	6,638	-	-	6,638
Common shares issued for license agreement	-	-	-	-	733,335	58,209	-	-	58,209
Common shares issued in exchange for shares in Impact Social Networking, Inc.	-	-	-	-	7,394,056	1,035,168	-	-	1,035,168
Common shares issued for conversion of debenture	-	-	-	-	2,283,898	42,000	-	-	42,000
Stock option expense	-	-	-	-	-	25,173	-	-	25,173
Gain on conversion of convertible notes	-	-	-	-	-	8,339	-	-	8,339
Value attributed to APIC from the issuance of a $350,000 convertible debenture with beneficial conversion feature and warrants	-	-	-	-	-	89,397	-	-	89,397
Net loss for the period February 1, 2012 to December 31, 2012	-	-	-	-	-	-	-	(879,244)	(879,244)
Balance, December 31, 2012	-	-	-	-	86,509,928	11,566,930	(13,918,140)	(879,244)	(3,230,454)

Preferred Series C shares issued for cash	-	-	525	-	-	45,833	-	-	45,833
Preferred Series B issued in exchange for shares	-	80,000	-	-	-	1,720,000	-	-	1,720,000
Preferred Series C shares issued for conversion of debenture	-	-	2,415	-	-	2,415,000	-	-	2,415,000
Cancellation and exchange of warrants	-	-	-	-	-	(38,985)	-	-	(38,985)
Common shares issued for services to non-employees	-	-	200	-	1,000,000	287,200	-	-	287,200
Common shares issued in lieu of interest paid in cash	-	-	-	-	127,500	3,816	-	-	3,816
Common shares issued for conversion of debenture	-	-	-	-	12,488,914	129,000	-	-	129,000
Conversion of Preferred Shares to Common Stock	-	(385)	(1,495)	-	33,750,000	-	-	-	-
Stock option expense	-	-	-	-	-	7,107	-	-	7,107
Value attributed to APIC from the issuance of a $27,500 convertible debenture with beneficial conversion feature and warrants	-	-	-	-	-	26,422	-	-	26,422
Net loss	-	-	-	-	-	-	-	(5,437,025)	(5,437,025)
Balance, December 31, 2013	-	79,615	1,645	-	133,876,342	$16,162,323	$(13,918,140)	$(6,316,269)	$(4,072,086)

The accompanying notes are an integral part of these consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For the period from inception of development stage (February 1, 2012) to
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,437,025)	$(1,218,814)	$(6,316,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,163	53,098	89,836
Equity based compensation	7,107	25,173	32,280
Warrant valuation adjustment, net	244,413	(2,682,587)	(2,438,174)
Loss on abandonment of property and equipment	-	49,053	-
Accelerated amortization of debt discount from conversion of debenture	11,974	59,080	71,054
Amortization of debt discount	160,683	352,252	512,935
Loan default fee	45,250	-	45,250
Net loss (gain) on conversion of convertible notes	2,214,611	(61,661)	2,152,950
Subsidiary acquisition costs	1,720,000	-	1,720,000
Impairment of goodwill	-	1,035,168	1,035,168
Common shares issued in lieu of cash to Intellicell for license fee	-	58,209	58,209
Common shares issued in lieu of cash for interest and penalty interest	3,816	6,638	10,454
Preferred and common shares issued in lieu of cash for services rendered by non-employees	287,200	818,514	1,105,714
Common shares issued in lieu of cash compensation to employees	-	144,000	144,000
Financing fee	-	427,073	427,073
Changes in certain assets and liabilities:
Receivable due from credit card clearing house	-	59,418	-
Prepaid expenses	1,200	(63)	1,137
Security deposits and other	-	39,689	39,689
Accounts payable and accrued expenses	545,792	350,474	860,613
Accounts payable and accrued expenses, discontinued operations	-	201,285	-
Net cash used in operating activities	(153,816)	(284,001)	(448,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred and common stock	45,833	225,000	270,833
Proceeds from issuance of debt	27,500	102,500	130,000
Net cash provided by financing activities	73,333	327,500	400,833
Net change in cash and cash equivalents	(80,483)	43,499	(47,248)
Cash and cash equivalents at beginning of period	81,755	38,256	48,520
Cash and cash equivalents at end of period	$1,272	$81,755	$1,272

Supplementary disclosure of cash flow information
Cash paid during the year for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash transactions:
Conversion of convertible debentures to 12,488,914, 2,283,898 and 14,772,812 shares of common stock, respectively	$128,950	$42,000	$170,950
Issuance of Series C shares in exchange for services, warrants and interest	$2,695,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Praxsyn Corporation and its subsidiary formerly known as The PAWS Pet Company, Inc. (the “Company”) is a development stage company. On March 9, 2013 The Company entered into a Securities Exchange Agreement whereby the Company issued 80,000 shares of the Company’s Series B Convertible Preferred Stock to the members of Advanced Access Pharmacy Services, LLC, a Nevada limited liability company (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS.

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

On December 31, 2013 the Company agreed to acquire Mesa Pharmacy, Inc. (“Mesa”) from Pharmacy Development Corporation (“PDC-CA”) in the form of a First Amended Securities Exchange Agreement (“FA-SEA”), in exchange for 500,000 shares of Series D Convertible Preferred Stock. However, on March 20, 2014, the Company and PDC-CA agreed to amend, supersede and replace the FS-SEA with an Agreement and Plan of Merger Agreement (“APMA”) whereby PDC-CA would merge into the Company’s wholly-owned subsidiary, PDC, Inc (“PDC”), that was formed by the Company in 2014, via a forward triangular merger. This transaction closed on March 31, 2014. PDC-CA and/or Mesa primarily operate as Mesa and focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics. MESA has developed a series of topical ointments, in different strengths, that provide the pain relief doctors seek.

Continuation of Company as a Going Concern

The Company has experienced net losses in each calendar quarter since our inception and, as of December 31, 2013 and 2012, had a total accumulated deficit of $(20,234,409) and $(14,797,384), respectively. The Company has incurred excessive losses to common shareholders. As a result of these conditions, the report of our independent registered public accounting firm issued in connection with the audit of our consolidated financial statements as of and for our year ended December 31, 2013 contained a qualification raising a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the twelve month period ending on December 31.

Principles of Consolidation

The consolidated financial statements presented above include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Development Stage Company

On January 31, 2012, the Company exited the pet airline business. The Company is planning to exploit specific niche opportunities in wholesale and retail pharmacies with a focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. The Company has been in the development stage since February 1, 2012 and has not yet realized any revenue since then. The Company is a development stage company as defined in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 915 “Development Stage Entities.” A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. As a development stage enterprise the Company will report cumulative costs beginning from the time the Company discontinued its previous operations.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash

The Company considers all highly liquid investments with an original maturity or remaining maturity of three months or less at the date of purchase to be classified as cash and cash equivalents consisting of checking and money market accounts. Cash and cash equivalents are stated at cost, which approximates market value, and are primarily maintained at two financial institutions. There were no cash equivalents at December 31, 2013 and 2012.

Advertising Costs

Advertising and marketing costs of $0 were expensed as incurred in each of the years ended December 31, 2013 and 2012 and for the period from inception of the development stage (February 1, 2012) to December 31, 2013, respectively.

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

Long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. The goodwill acquired in connection to the share exchange agreement with Impact Social Networking, Inc. was impaired as of March 31, 2012, and written off to the Statement of Operations. There were no long-lived assets as of December 31, 2013 and 2012, respectively.

Concentrations

Payment collected is invested in money market and interest earning deposit accounts at a FDIC insured financial institution at times at levels that may exceed the $250,000 insurance limit afford each account holder.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured. Deferred or unearned revenue is recorded as a liability until all these requirements have been satisfied.

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

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Computation of Earnings per Share

In accordance with FASB ASC 260, “Earnings per Share”, the basic earnings or loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has incurred losses for the years ended December 31, 2013 and 2012, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation. At December 31, 2013 and 2012, there were 146,797,487 and 87,266,730, respectively, of potential dilutive shares outstanding that were not included in the calculation as the effect would be anti-dilutive.

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

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $294,307 and $987,687 for the years ended December 31, 2013 and 2012, respectively, and $1,281,994 for the period from inception of development stage (February 1, 2012) to December 31, 2013.

Segment Information

ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company originally operated as a single segment company; however, as of February 1, 2012 the Company became a development stage company. Effective March 31, 2014, the Company focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics.

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

On February 12, 2008, the FASB allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. Upon adoption ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements as of December 31, 2013 and 2012, respectively.

Valuation techniques considered under ASC 820 techniques are based on observable and unobservable inputs. The ASC classifies these inputs into the following hierarchy:

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our current and non-current debentures payable obligations are valued using Level 3 inputs. The fair values of the obligations exceed their carrying cost and are fairly presented throughout our consolidated financial statements at December 31, 2013.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,272	$-	$-	$1,272

Liabilities
Convertible debentures	$-	$-	$587,014	$587,014
Derivative liabilities	-	-	492,781	492,781
Total	$-	$-	$1,079,795	$1,079,795

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash	$81,755	$-	$-	$81,755

Liabilities
Convertible debentures	$-	$-	$655,433	$655,433
Derivative liabilities	-	-	248,368	248,368
Total	$-	$-	$903,801	$903,801

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The reclassification had no effect on the Company’s net loss for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In December 2011, the FASB issued authoritative guidance that creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This revised guidance helps reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). These requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  The Company currently does not hold any financial or derivative instruments that are subject to an enforceable master netting arrangement. However, the Company currently utilizes the right of offset when netting certain negative cash balances in its statement of financial position. This disclosure-only guidance became effective for the Company’s fiscal 2013 third quarter, with retrospective application required, and did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements. This guidance also required entities to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. In December 2011, the FASB issued an update to this guidance deferring the requirement to present reclassification adjustments on the face of the financial statements. However, the Company is still required to present reclassification adjustments on either the face of the financial statement where comprehensive income is reported or disclose the reclassification adjustments in the notes to the financial statements. This guidance, including the deferral, becomes effective for the Company’s fiscal 2013 first quarter, with early adoption permitted and full retrospective application required. The guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted. The Company is currently evaluating the timing of adoption and the impact of this balance sheet presentation guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring an entity to present, in a single location either parenthetically on the face of the financial statements or in a separate note, significant amounts reclassified from each component of accumulated other comprehensive income (loss) (“AOCI”) and the income statement line items affected by the reclassification. An entity is not permitted to provide this information parenthetically on the face of the income statement if it has items that are not required to be reclassified in their entirety to net income. Instead of disclosing the income statement line affected, a cross reference to other disclosures that provide additional details on these items is required. This guidance became effective prospectively for the Company’s fiscal 2014 first quarter and the adoption of this disclosure-only guidance is not expected to have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment. Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing. If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required. The guidance becomes effective in the beginning of the Company’s fiscal 2014, with early adoption permitted. The Company is currently evaluating the timing of adopting this guidance which is not expected to have an impact on the Company’s consolidated financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

3. Acquisition of Subsidiary and Impairment

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

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property and Equipment

Property and equipment consist of the following at:

	For the Years ended December 31,
	2013	2012
Equipment and furniture	$13,312	$13,312
Website development	155,824	155,824
	169,136	169,136
Less: accumulated depreciation and amortization	(157,916)	(116,753)
Property and equipment, net	$11,220	$52,383

Depreciation and amortization expense was $41,163 for the year ended December 31, 2013 compared to $53,098 for the year ended December 31, 2012, that comprised of $1,497 and $51,601 of expense, related to discontinued and continuing operations, respectively, and $89,836 from inception of development stage (February 1, 2012) to December 31, 2013. In January 2012, the Company abandoned equipment located in several formerly rented facilities related to the airline business therefore, recognizing a loss due to abandonment of equipment of $49,053.

5. Capital

Common Stock

The Company is authorized to issue up to 350,000,000 shares of common stock, no par value. There were 133,876,342 and 86,509,928 shares of common outstanding as of December 31, 2013 and 2012, respectively. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

There were no stock warrants or stock options exercised during the years ended December 31, 2013 and 2012.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has issued common stock various times during 2013 and 2012, the following table shows each date, reason for issuance, fair value of the transaction and number of shares issued:

Common Stock Issued
Date issued	Reason for issuance	Fair value	Number of shares
January 26, 2012	Common Stock issued for license agreement	$5,500	45,833
February 23, 2012	Common Stock issued in acquisition of subsidiary	$1,035,168	7,394,056
February 26, 2012	Common Stock issued for license agreement	$6,417	45,833
March 26, 2012	Common Stock issued for license agreement	$4,583	45,833
March 31, 2012	Common Stock issued for debenture interest	$4,442	49,354
April 2, 2012	Common Stock issued for cash	$10,000	200,000
April 10, 2012	Common Stock issued for services	$740,514	6,170,950
April 20, 2012	Common Stock issued for services	$180,000	1,500,000
April 27, 2012	Common Stock issued for services	$42,000	350,000
April 30, 2012	Common stock issued in conversion of debenture	$100,000	250,000
May 1, 2012	Common Stock issued for license agreement	$41,709	595,836
June 7, 2012	Common Stock issued for cash	$15,000	1,500,000
June 15, 2012	Common Stock issued for cash	$100,000	10,000,000
June 30, 2012	Common Stock issued for cash	$100,000	10,000,000
June 30, 2012	Common Stock issued for debenture interest	$1,763	44,063
September 4, 2012	Common stock issued as partial conversion of debenture	$12,000	2,033,898
September 30, 2012	Common Stock issued for debenture interest	$228	41,545
December 31, 2012	Common Stock issued for debenture interest	$206	41,545
	Total 2012		40,308,746

March 14, 2013	Common Stock issued for services	$7,200	1,000,000
March 31, 2013	Common Stock issued for debenture interest	$1,145	40,875
May 10, 2013	Reverse issuance of common stock in lieu of debenture interest and issued Series C preferred stock instead	$(234)	(18,000)
June 30, 2013	Common Stock issued for debenture interest	$1,774	34,875
August 2, 2013	Common stock issued as partial conversion of debenture	$15,000	815,217
August 6, 2013	Common Stock issued as conversion of Series C Stock	$56,000	11,200,000
August 20, 2013	Common stock issued as partial conversion of debenture	$15,000	574,713
August 20, 2013	Common Stock issued as conversion of Series C Stock	$11,500	2,300,000
August 23, 2013	Common stock issued as partial conversion of debenture	$8,250	316,092
August 26, 2013	Common Stock issued as conversion of Series C Stock	$10,000	2,000,000
September 3, 2013	Common stock issued in conversion of debenture	$16,900	744,493
September 16, 2013	Common stock issued as partial conversion of debenture	$12,000	1,061,947
September 17, 2013	Common Stock issued as conversion of Series C Stock	$16,000	3,200,000
September 23, 2013	Common stock issued as partial conversion of debenture	$20,000	1,980,198
September 27, 2013	Common stock issued in conversion of debenture	$10,350	1,162,921
September 30, 2013	Common Stock issued for debenture interest	$645	34,875
October 8, 2013	Common stock issued as partial conversion of debenture	$8,000	1,481,481
October 10, 2013	Common stock issued as partial conversion of debenture	$23,500	4,351,852
October 16, 2013	Common Stock issued as conversion of Series B Stock	$4,250	850,000
November 13, 2013	Common Stock issued as conversion of Series B Stock	$15,000	3,000,000
November 26, 2013	Common Stock issued as conversion of Series C Stock	$20,000	4,000,000
December 11, 2013	Common Stock issued as conversion of Series C Stock	$25,000	5,000,000
December 11, 2013	Common Stock issued as conversion of Series C Stock	$11,000	2,200,000
December 31, 2013	Common Stock issued for debenture interest	$516	34,875

	Total 2013		47,366,414

Preferred Stock

Series D Preferred Stock

On December 30, 2013, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (the “Certificate of Designations D”) with the Secretary of State of the State of Illinois that designated 500,000 such shares as Series D Preferred Stock (the “Series D Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Series D Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common A Stock, (ii) equal to the Series B Convertible Preferred Stock, (iii) senior to any and all other classes or series of preferred stock of the Company whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of Holders of at least sixty-seven percent (67%) of the Series D Stock issued and outstanding at the time of any such vote or written consent. and (iv) junior to any and all existing and future indebtedness of the Company.

Right of Conversion Any Holder of Series D Stock shall have the right to convert any or all of the Holder’s Series D Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series D Stock so converted. The number of shares of Common Stock to be issued shall be 1,000 Common shares for each Series D Stock share converted. In no event, shall a Holder of any Series D Stock be allowed to convert such shares of Series D Stock into Common Stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the Holder, and/or its affiliates, to exceed four and nine tenths percent (4.9%) of the currently issued and outstanding shares of the Corporation.

Dividends Series D Stock shall not be entitled to dividends.

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series D Stock then issued and outstanding (the “Series D Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series D Stock, an amount per share equal to $40 (forty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series D Stock the full amount to which they shall be entitled, the Holders of shares of Series D Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series D Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Liquidation preference at December 31, 2013 and 2012 is $0 and $0, respectively.

At December 31, 2013 the Company had not issued any Series D Stock.

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

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Right of Conversion Any Holder of Series B Stock shall have the right to convert any or all of the Holder’s Series B Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series B Stock so converted. The number of shares of Common Stock to be issued shall be the number that is equal to 0.001% of the number of shares of the Common Stock that would be issued and outstanding after the hypothetical conversion and issuance of all of the outstanding shares of any and all classes of convertible stock and/or any and all other convertible debt instruments, options and/or warrants outstanding at the time of conversion (the “Conversion Ratio”). In no event shall the Conversion Ratio be less than four thousand, three hundred (4,300) shares of Common Stock and in no event shall the Conversion Ratio be more than ten thousand (10,000) shares of Common Stock. Also, in no event shall a Holder of any Series B Stock be allowed to convert such shares of Series B Stock into Common Stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the Holder, and/or its affiliates, to exceed four and nine tenths percent (4.9%) of the currently issued and outstanding shares of the Corporation.

Dividends Series B Stock shall not be entitled to dividends.

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series B Stock then issued and outstanding (the “Series B Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series B Stock, an amount per share equal to $30 (thirty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series B Stock the full amount to which they shall be entitled, the Holders of shares of Series B Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series B Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Liquidation preference at December 31, 2013 and 2012 is $2,388,450 and $0, respectively.

On March 9, 2013 the Company issued 80,000 shares Series B Stock in exchange for all of the shares of AAPS. As of December 31, 2013, 385 shares of Series B had been converted and 79,615 were outstanding.

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

Right of Conversion Any Holder of Series C Stock shall have the right to convert any or all of the Holder’s Series C Stock into a number of fully paid and non-assessable shares of Common Stock for each share of Series C Stock so converted. The number of shares of Common Stock shares that is equal to sixty-six percent (66%) of the lowest closing price of the Common Stock, as quoted on any exchange or market upon which the Common Stock is traded over the sixty (60) calendar days preceding the date the Corporation and the Holder enter into an agreement to issue for shares of Series C Stock, for each share of Class C Stock being converted, provided, however, such ratio shall not be less than $0.005 nor more than $.01. In no event shall a Holder of any Series C Stock be allowed to convert such shares of Series C Stock into Common Stock which, upon giving effect to such conversion, would cause the aggregate number of shares of Common Stock beneficially owned by the Holder, and/or its affiliates, to exceed four and nine tenths percent (4.9%) of the currently issued and outstanding shares of the Corporation.

Dividends Series C Stock shall not be entitled to dividends.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series C Stock then issued and outstanding (the “Series C Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the Common Stock or any other class or series of preferred stock ranking on Liquidation junior to such Series C Stock, an amount per share equal to $100 (one hundred). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series C Stock the full amount to which they shall be entitled, the Holders of shares of Series C Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series C Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Liquidation preference at December 31, 2013 and 2012 is $1,645,000 and $0, respectively.

On May 10, 2013 the Company issued 2,740 shares Series C Stock in exchange for multiple transactions involving cash purchases, conversions of debentures and related interest, and conversions of warrants issued.

On July 3, 2013 the Company issued 200 Series C Stock in exchange for services.

On October 15, 2013 the Company issued 150 Series C Stock in exchange for $10,000.

On October 17, 2013 the Company issued 50 Series C Stock in exchange for $3,333.

As of December 31, 2013 1,495 shares of Series C Stock had been converted to common shares and 1,645 were outstanding.

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

Liquidation Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities. Series B Stock and Series C Stock has liquidation preference to the Series A Stock., before any distribution or payment is made to the holders of any junior securities, the holders of Series A Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Series A Stock and the holders of junior securities, as if the Series A Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution. Liquidation preference at December 31, 2013 and 2012 is $0 and $0, respectively.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Stock. As of December 31, 2013, no shares of Series A Stock were outstanding.

6. Private Placements

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

In connection with the securities purchase agreement, the Company agreed to issue on the 75 th day anniversary of the initial purchase by Socius, 1,126,735 shares of common stock to Socius as consideration for executing the securities purchase agreement. The fair value of the consideration was $371,823 using the August 18, 2011 common stock closing price of $0.33 per share and was recorded as a deferred financing fee.

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

The warrant agreement has an anti-dilution clause included and therefore the Company has had to issue additional warrants at the same time as new shares were sold to third parties. If the new third party shares are issued or sold for a consideration per share less than a price equal to the exercise price in effect immediately prior to such issue or sale or deemed issuance or sale, then immediately after such dilutive issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance. As such, the Company recognizes a derivative liability in accordance with ASC 815. The value of the derivative warrant liability was $492,781 and $248,368 at December 31, 2013 and December 31, 2012, respectively.

7. Stock Option Plan

The Company has a Stock Incentive Plan (the “Plan”). Under the Plan, at December 31, 2013 and 2012, the Company had 4,000,000, reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common equity at fair market value, as determined by the Company’s Board of Directors, at the date of grant.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2013, the Company had granted 1,222,000 options to purchase shares of our common stock to officers and employees with an exercise price of $0.17 per share, the fair market value at the date of grant. The options vest from zero to three years. There were 50,000 shares, 450,000 shares, and 355,000 shares forfeited and cancelled in 2011, 2012, and 2013, respectively. The option compensation value will be expensed to operations over the option’s vesting schedule. Using the Black-Scholes option pricing model and on an estimated forfeiture rate, the fair value of options granted is $187,640. The expense amortized during the years 2013 and 2012 was $7,107 and $25,173, respectively.

	Shares	Weighted Average		Weighted Average
	(in	Exercise	Fair	Remaining Contractual
Options	thousands)	Price	Value	Term (in years)
At December 31, 2011	1,172	$0.17	$0.10	9.7
Granted	—	—	—
Exercised	—	—	—
Forfeiture and cancelled	(450)	0.17	0.10
At December 31, 2012	722	$0.16	$0.10	8.7
Granted	—	—	—
Exercised	—	—	—
Forfeiture and cancelled	(355)	0.17	—
At December 31, 2013	367	$0.16	$0.09	8.7
Exercisable at December 31, 2013	367	$0.16	$0.09	8.7
Available for future grant	3,633

The following table summarizes information about options outstanding at December 31, 2013 and 2012:

		Outstanding Options			Vested Options
			Weighted	Weighted		Weighted	Weighted
	Range of	Number	Average	Average	Number	Average	Average
	Exercise	Outstanding	Remaining	Exercise	Exercisable	Remaining	Exercise
	Price	(000s)	Life in years	Price	(000s)	Life in years	Price
At December 31, 2013	$0.14 - $0.17	367	8.7	$0.16	289	8.7	$0.16
At December 31, 2012	$0.14 - $0.17	722	8.7	$0.16	566	8.6	$0.17

The following table summarizes information about non-vested options outstanding:

Total Non-vested options	Number of	Weighted Average Grant
	shares (000s)	Date Fair Value
At December 31, 2011	835	0.10
Granted	—	—
Vested	(229)	0.10
Forfeited	(450)	0.10
At December 31, 2012	156	$0.09
Granted	—	—
Vested	—	—
Forfeited	(78)	0.10
At December 31, 2013	78	$0.08

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

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

In August 2010, in a series of transactions, the Company issued five unsecured, convertible debentures, with an aggregate principal balance of $500,000, with interest rates of 8% per annum and a maturity date of August 2013. The debentures are convertible into shares of the Company’s stock at a conversion price of $0.50 per share or 1,000,000 shares. Also, in August 2010, the Company issued an unsecured, convertible debenture in the principal amount of $500,000 with an interest rate of 8% and a maturity date of August 2013. The debenture is convertible into shares of the Company’s stock at a conversion price of $0.40 per share or 1,250,000 shares. Interest on the above debentures was payable quarterly. At the Company’s option, interest due may be settled in cash or shares of Company common stock.

In January 2011, the debenture holders of an aggregate of $525,000 principal amount of 8% convertible debentures elected to convert their debentures into 1,300,000 shares of common stock at a conversion rate of $0.40 per share.

On June 3, 2011, the Company extinguished a $250,000 principal amount 14% unsecured debenture in exchange for a $350,000 principal amount convertible debenture with a coupon interest rate of 14% per annum, a conversion price of $0.40 per share, or 875,000 shares, of common stock and a maturity date of August 14, 2013 (“14% convertible debenture”) and a detached warrant for the purchase of 875,000 shares of common stock at an exercise price of $0.r share with an expiration date of June 3, 2016. The extinguishment of the $250,000 principal amount 14% debenture resulted in a in a total loss on the extinguishment of debt of $571,122 including $10,128 of accrued interest payable.

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

On March 2, 2012, the Company issued an 8% convertible debenture, with a principal balance of $47,500, and a maturity date of November 29, 2012. The debenture is convertible into shares using a conversion rate equal to 58% multiplied by the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

On April 25, 2012, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of January 18, 2013. The debenture is convertible into shares using a conversion rate equal to 45% multiplied by the average of the lowest 2 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

On April 30, 2012, the debenture holder of $350,000 principal amount of 14% convertible debentures elected to convert $100,000 of the debenture into 250,000 shares of common stock at a conversion rate of $0.40 per share.

On July 24, 2012, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of April 19, 2013. The debenture is convertible into shares using a conversion rate equal to 51% multiplied by the average of the lowest 2 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

On September 4, 2012, the Company issued 2,033,898 shares of common stock following the conversion of $12,000 of a $47,500 8% convertible debenture at a conversion rate of $0.0059 per share.

On May 10, 2013, the Company issued 2,415 shares of Series C Stock in exchange for a $150,000 8% convertible debenture and accrued interest at a conversion rate of $62.11 per share.

On September 9, 2013, the Company issued an 8% convertible debenture, with a principal balance of $27,500, and a maturity date of June 9, 2013. The debenture is convertible into shares using a conversion rate equal to 51% multiplied by the average of the lowest 2 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

In August and September 2013, the Company issued 6,655,581 shares of common stock following various conversions totaling $97,500 of 8% convertible debentures at a conversion rate of $0.0146 per share.

A loan default fee was assessed by a lender and added to the principal amount of certain debentures totaling $45,250, due to failure to meet debenture agreement requirements in filing SEC reports timely. The fee was charged to operations during the period ending September 30, 2013.

In October 2013, the Company issued 5,833,333 shares of common stock following two conversions totaling $31,500 of 8% convertible debentures at a conversion rate of $0.0054 per share.

On October 11, 2013, the Company paid $9,750 in cash to pay off the remaining balance of an 8% convertible debenture.

At December 31, 2013, an aggregate of $352,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding. At December 31, 2012, an aggregate of $565,500 and $250,000 principal amount 8% and 14% convertible debentures, respectively, were outstanding.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible debentures, net of unamortized discounts, consist of the following:

	December 31, 2013	December 31, 2012
Principal amount 8% convertible debenture	$352,500	$565,500
Principal amount 14% convertible debenture	250,000	250,000
Unamortized debt discount	(15,486)	(160,067)
Net carrying amount	$587,014	$655,433
Equity component (recognized in additional paid-in capital)	$1,043,821	$879,528

The discount is amortized as interest expense over the period of the debentures term. Interest expense of $160,683, $352,252, and $512,935 was recorded to operations related to the amortization of debenture debt discounts during the years ended December 31, 2013 and 2012 and for the period from inception of development stage (February 1, 2012) to December 31, 2013, respectively. This included $0 of accelerated amortization due to the conversion of $12,000 of 8% convertible debentures, in addition to $11,974 due to the conversion of $100,000 of 14% convertible debentures.

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

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the warrant activity for the year ended December 31, 2013 is as follows:

	Number of Warrants			Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
	Equity and Services	8% Convertible Debentures	14% Convertible Debentures
Outstanding at December 31, 2012	33,812,132	1,400,000	875,000	$0.68	3.45	$-
Granted	-	-	-	-	-	-
Exercised/Expired/Cancelled	(200,000)	(300,000)	-	-	-	-
Outstanding at December 31, 2013	33,612,132	1,100,000	875,000	$0.68	2.52	$8,745
Exercisable at December 31, 2013	33,612,132	1,100,000	875,000	$0.68	2.52	$8,745

Weighted Average Grant Date Fair Value				$0.47

9. Segment Information

The Company originally operated as a single segment company; however, effective February 1, 2012 the Company became a development stage company and is no longer operating as a segment. Effective March 31, 2014, the Company focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics.

10. Income Taxes

As of December 31, 2013, the Company had deferred tax assets primarily consisting of its net operating loss carry forwards, accrued expenses and capitalized start-up costs for tax purposes. However, because the cumulative losses in several consecutive years, the Company has recorded a full valuation allowance such that its net deferred tax asset is zero.

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

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2013 and 2012, the Company had available net operating loss carry forwards of approximately $7,289,847 and $7,169,146, respectively, for federal income tax purposes. Such carry forwards may be used to reduce consolidated taxable income, if any, in future years through their expiration in 2032 subject to limitations of Section 382 of the Internal Revenue Code, as amended. Utilization of net operating loss carry forwards may be limited due to the ownership changes and the Company’s acquisitions.

At December 31, 2013, the Company had not filed the federal tax return for the years ended December 31, 2013, 2012, 2011 and 2010.

Deferred tax assets are comprised of the following components:

	Years Ended December 31,
	2013	2012
Current:
Deferred state taxes	$(64,300)	$(50,645)
Accruals and reserves	1,085,915	874,248
	1,021,615	823,603

Non-current:
Property, equipment and capitalized startup costs	104,893	$103,377
Net operating loss carry forward	3,001,467	2,951,774
Deferred state taxes	(182,777)	(177,483)
Beneficial conversion feature discount amortization	(20,708)	(58,917)
	2,902,874	2,818,752

Total deferred tax asset	3,924,489	3,642,355

Deferred tax asset valuation allowance	(3,924,489)	(3,642,355)

Net deferred tax asset	$-	$-

	Years Ended December 31,
	2013	2012
Reconciliation roll:
Book loss	$(5,437,025)	$(1,218,814)
Income tax expense	800	$1,600
Subtotal	$(5,436,225)	$(1,217,214)

Permanent differences	$4,704,904	$(2,151,965)
Temporary differences	610,620	$1,884,648

Tax loss	$(120,701)	$(1,484,531)

Net operating loss carry forward	$(120,701)	$(1,484,531)

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies

Operating Lease Commitments

Rent expense charged to operations were $930, $252,040, and $229,706 for the years ended December 31, 2013 and 2012 and for the period from inception of the development stage (February 1, 2012) to December 31, 2013, respectively. The entire amount of rent incurred during 2012 was related to discontinued operations. The Company had no lease agreements with a term in excess of one year at December 31, 2013 and 2012.

Employment Agreements

The Company had no employment agreements at December 31, 2013 and 2012.

12. Legal Proceedings

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

On April 26, 2012, a judgment was entered against the Company in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. The balance due at December 31, 2013 inclusive of accrued interest is $196,544.

On March 4, 2013, a judgment was entered against our subsidiary, Pet Airways, Inc., in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. The balance due at December 31, 2013 inclusive of accrued interest is $89,579.

On March 6, 2013, an order was issued by the labor commissioner of the State of California for our subsidiary, Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. The balance due at December 31, 2013 inclusive of accrued interest is $18,576.

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. The balance due at December 31, 2013 inclusive of accrued interest is $31,987.

Other than the foregoing, there were no claims, actions, or lawsuits which to our knowledge are pending or threatened that could reasonably be expected to have a material effect on the results of our operations. The Company is self-insured and has not accrued a reserve against potential losses from unknown risks and liabilities.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Discontinued Operations

In January, 2012, the Company decided to discontinue its Pet Airways business. The remaining liabilities are presented on the balance sheet under the caption “Accounts and accrued expenses payable, discontinued operations.” Liabilities related to discontinued operations were as follows:

	Year Ended December 31,
	2013	2012
Airways lease accruals	$375,090	$375,090
Liability to merchant card processor	224,228	224,228
Other liabilities and accruals	266,247	266,247

Accounts and accrued expenses payable, discontinued operations	$865,565	$865,565

The following table sets forth the years ended December 31, 2013 and 2012 selected financial data of the Company’s discontinued operations of its pet airways business.

			For the period from
			inception of
			development stage
			(February 1, 2012) to
	Year Ended December 31,		December 31, 2013
	2013	2012
Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit (loss)	-	-	-
Operating expenses	-	339,570	-
Loss on abandonment of equipment	-	-	-
Loss from discontinued operations	$-	$339,570	$-

14. Going Concern Matters

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended December 31, 2013 and 2012, the Company incurred net losses of $(5,437,025) and $(1,218,814), respectively, of which $(5,437,025) and $(879,244), in losses was derived from continuing operations respectively, and $0 and $(339,570), related to losses from discontinued operations, respectively. As of December 31, 2013 the Company had an accumulated deficit of $(20,234,409) of which $(13,918,140) pertained to accumulated deficit from inception until discontinuance of operations (January, 31, 2012) and $(6,316,269) related to deficits accumulated during the development stage (February 1, 2012) to December 31, 2013, compared to a deficit of $(13,918,140) from accumulated deficit from inception until discontinuance of operations (January 31, 2012), and $(879,244) related to deficits accumulated during the development stage (February 1, 2012) to December 31, 2012. We do not presently have adequate cash from operations or financing activities to meet our long-term financing needs. As of December 31, 2013, we had $1,272 in cash on hand to use in executing our business plan. We will require additional working capital to continue our operations during the next 12 months and to support our long-term growth strategies, so as to enhance our service offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business and competition in the markets we serve. We may seek any necessary funding through one or more credit facilities, if available, or through the sale of debt or additional equity securities. However, there is no assurance that funding of any type would be available to us, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to us in the long term. If we are unable to raise any necessary additional financing when needed, we may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of our common stock, or render it worthless. If we issue additional debt or equity securities, such securities may enjoy rights, privileges and priorities (including but not limited to coupon rates, conversion rights, rights to fixed or preferential dividends, anti-dilution rights or preference as to the distribution of assets upon a liquidation) superior to those enjoyed by holders of our common stock, thereby diluting the value of our common stock.

15. Subsequent Events

On December 31, 2013 the Company agreed to acquire Mesa Pharmacy, Inc. (“Mesa”) from Pharmacy Development Corporation (“PDC-CA”) in the form of a First Amended Securities Exchange Agreement (“FA-SEA”), in exchange for 500,000 shares of Series D Convertible Preferred Stock. However, on March 20, 2014, the Company and PDC-CA agreed to amend, supersede and replace the FS-SEA with an Agreement and Plan of Merger Agreement (“APMA”) whereby PDC-CA would merge into the Company’s wholly-owned subsidiary, PDC, INC (“PDC”). The same 500,000 shares are due under this agreement and the Company will take on an additional $646,500 in PDC-CA convertible notes and amend such notes so that they are convertible at a rate of one share of Series D preferred stock of the Company per $100 of PDC-CA convertible notes. The Company and the holders of Series D preferred stock intend to amend the Certificate of Designation to add, at a minimum, the necessary 6,465 shares to the already authorized 500,000 shares. This transaction closed on March 31, 2014. PDC-CA and/or Mesa primarily operate as Mesa and focuses on providing custom compounded non-narcotic, transdermal topical pain medications that are marketed to industrial health physicians and clinics. MESA has developed a series of topical ointments, in different strengths, that provide the pain relief doctors seek. The Company accounted for the transaction in accordance with ASC 805 “Business Combinations.”

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS THE PAWS PET COMPANY, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to December 31, 2013, the Company issued a total of 40,256,933 and 15,000,000 shares of Common Stock upon conversion of Series B shares and Series C shares, respectively.

On March 26, 2014 the Company sold all of its interest in Pet Airways, Inc. to The Watermark Company, Inc., a corporation controlled by Daniel Wiesel and Alysa Binder, both officers and directors of the Company. The consideration for the sale of Pet Airways, Inc. was the relief gained through the sale from debts of Pet Airways, Inc. totaling approximately $1,000,000. The Company retains the ownership of the flight reservation system developed by the Company; however, Pet Airways, Inc. retains a royalty free license to utilize the system in perpetuity. A sale of the flight reservation system is being considered.

On March 31, 2014, the Board of Directors voted to elect John Garbino and Edward Kurtz as members of the Board of Directors.

On March 26, 2014, the Company issued 60,000,000 Common Stock shares to Daniel Wiesel and Alysa Binder, both officers and directors of the Company, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The shares were issued in consideration of the cancellation of accrued, yet unpaid wages through December 31, 2013 and the agreement by The Watermark Company, Inc., a corporation controlled by the Daniel Wiesel and Alysa Binder, to purchase the Company’s interest in Pet Airways, Inc., a subsidiary through which the Company formerly operated its discontinued pet airline. The sale of Pet Airways, Inc. relieves the Company of debts totaling approximately $1,000,000. The Company had agreed, in principle, to allow Mr. Wiesel and Ms. Binder to reacquire Pet Airways and settle their outstanding unpaid wages as soon as the acquisition of PDC/MESA was complete. The Company retains the ownership of the flight reservation system developed by the Company; however, Pet Airways, Inc. retains a royalty free license to utilize the system in perpetuity. A sale of the flight reservation system is being considered.

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and PDC-CA acquisition had occurred on January 1, 2012 as well as the disposition of Pet Airways, Inc. in March 2014:

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
		(UNAUDITED)		(UNAUDITED)
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$-	$8,246,609	$-	$9,944,039

Loss from operations	(5,437,025)	(97,705)	(879,244)	(8,258,103)

Loss per common share:
Basic and Diluted	$(0.05)	$(0.00)	$(0.01)	$(0.12)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company’s PDC-CA acquisition, and disposition of Pet Airways, Inc. in March 2014 had been completed at the beginning of 2012, or results that may be obtained in any future period.

On March 26, 2014, the Company issued 7,441,584 Common Stock shares to the Daniel T Zagorin Family Trust in exchange for $500,000 in cash.

On March 26, 2014, the Company changed its name to “Praxsyn Corporation” and increased the number of authorized shares of common stock to 1,400,000,000 shares.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2013, subject to the inherent limitations noted in this Part II, Item 9Aas of December 31, 2013 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2013:

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

Management’s Remediation Initiatives

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position

Dan Wiesel	58	Chairman, Chief Executive Officer and Director

Alysa Binder	50	Executive Vice President and Chief Development Officer and Director

Evon L. Midei	63	Director

Jonathan Renkas, M.D.	46	Director

Edward F. Kurtz	51	Director

John Garbino	43	Director

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

Edward F. Kurtz has been a business executive for over 25, years working as a General Manager and then a CEO of two successful companies in the Orange County area of California. After selling his business in late 2007, a group of investors presented Mr. Kurtz the opportunity to build a chain of pharmacies. Over the next two years, as Chief Operating Officer, he created and executed a plan that acquired two existing pharmacies and built three new stores. In all, five retail pharmacies were under his control and management. The eventual result was the merger of Pharmacy Development Corporation (“PDC-CA”) into PDC, INC., a wholly owned subsidiary of the Company on March 31, 2014. Today the Pharmacy Development Corp. employs over 25 people, and Mr. Kurtz is planning the next phase of growth.

John Garbino is one of the country’s leading experts in pharmaceutical sales. Over the last 14 years, he has held leadership roles in the sales and marketing of pharmaceuticals to medical practitioners achieving unpatrolled success in sales volumes and market penetration. After several similar positions, he was named Director of Sales and Marketing for Southwood Pharmaceuticals where he directed the growth from $2,000,000 to over $40,000,0000 annually and expanded sales to a nationwide client base. In 2005 he was made President of Comp Billing & Funding Inc., a new division of Southwood Pharmaceuticals, with the responsibility to build the new Workers Compensation program, building it to $5,000,000 with the first 10 months. In conjunction with this program, he built, trained and managed the sales team that grew the program to upwards of $20,000,000. He is currently the CEO of Trestles Pain Management (“Trestles”) that acts as a pharmaceutical management consultant to the industry.

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

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at Praxsyn Corporation (formerly known as The PAWS Pet Company, Inc.), 855 El Camino Real, Suite 13A - 184, Palo Alto, CA 94301. In general, all shareholder communications delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with shareholder’s instructions. However the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table shows the compensation for years 2013 and 2012 awarded to or earned by our Chairman and Chief Executive Officer, President and former Chief Financial Officer and Executive Vice President and Chief Development Officer as of December 31, 2013. There were no other highly compensated executive officers serving in such capacities as of December 31, 2013. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers or NEOs.”

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)(2)	($)	($)(3)	($)	($)
Dan Wiesel	2013	$250,000	$-	$-	$-	$250,000
Chairman of the Board and Chief Executive	2012	$245,000	$-	$48,000	$-	$293,000
Officer and Acting Chief Financial Officer

Andrew Warner (1)	2013	$-	$-	$-	$-	$-
Former President and Chief Financial	2012	$175,000	$-	$48,000	$-	$223,000
Officer

Alysa Binder	2013	$200,000	$-	$-	$-	$200,000
Executive Vice President and	2012	$200,000	$-	$48,000	$-	$248,000
Chief Development Officer

(1)	Mr. Warner resigned from his position with the Company on October 29, 2012.
(2)	Includes accrued salary $143,294 $113,750 and $113,333 to Mr. Wiesel, Mr. Warner and Ms. Binder at December 31, 2013, No salary was paid during 2013.
(3)	In April 2012 we granted Mr. Wiesel, Mr. Warner and Ms. Binder 400,000 shares each of restricted stock at a fair value of $48,000 each. All shares were fully vested on the grant date. On March 26, 2014, the Company issued 60,000,000 Common Stock shares to Daniel Wiesel and Alysa Binder for payment of accrued salaries through December, 31 2013.

We have not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards at Year-End

As of December 31, 2013, there were no outstanding vested awards owned by a former executive officer.

Director Compensation

Effective March 2011, the Company pays each non-employee director a fee of $1,500 for each “in-person” board or committee meeting and $500 for every telephonic board or committee meeting. All directors are reimbursed for all reasonable expenses incurred in connection with the performance of their respective duties as a director. No payments were made to directors during the year ended December 31, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Praxsyn Corporation (formerly known as The PAWS Pet Company, Inc.), 855 El Camino, Suite 13A - 184, Palo Alto, CA 94301.

	Amount and
	Nature of
	beneficial	Percent of
Name of Beneficial Owner	Ownership (1)	Class (2)
Officers and Directors
Dan Wiesel and Alysa Binder (3)	77,923,273	30.37%
Jonathan Renkas	-	0.00%
Evon Midei	11,656,000	4.54%
Edward F. Kurtz	-	0.00%
John Garbino	-	0.00%
All officers and directors as a group (2 persons)	89,579,273	34.91%

5% Security Holders
The Daniel T. Zagorin Trust (4)	34,885,662	13.60%
Socius CG II Ltd (5)	36,495,762	12.60%

1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
2)	A total of 256,574,859 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1) as of April 12 2014. For each beneficial owner above, any options exercisable within 60 days are included in the denominator.
3)	Dan Wiesel and Alysa Binder are husband and wife and own their shares jointly with right of survivorship.
4)	Daniel T. Zagorin has voting and dispositive control over the shares held by the Daniel T. Zagorin Trust.
5)	Includes 33,115,557 warrants.

Equity Compensation Plan Information

The following is certain information about our equity compensation plans as of December 31, 2013.

	Number of Securities to be issued upon the exercise of options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans not approved by security holders	367,000	$0.16	3,633,000

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the “Plan”). Under the Plan we have 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

There are options to purchase 367,000 shares and 722,000 shares under the Plan as of December 31, 2013 and 2012, respectively.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions through December 31, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $21,000 or approximately five percent of the average of our total assets at year end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	In June 2012, we issued to the Daniel T. Zagorin Trust, who remains a holder in excess of 5% of our issued and outstanding shares of common stock, 20,000,000 shares of common stock at a price of $0.10 per share for gross proceeds of $200,000.

●	On March 26, 2014, the Company issued 60,000,000 Common Stock shares to Daniel Wiesel and Alysa Binder, both officers and directors of the Company. The shares were issued in consideration of the cancellation of accrued, yet unpaid wages as of December 31, 2013 and the agreement by The Watermark Company, Inc., a corporation controlled by the Daniel Wiesel and Alysa Binder, to purchase the Company’s interest in Pet Airways, Inc., through which the Company formerly operated its discontinued pet airline. The sale of Pet Airways, Inc. relieves the Company of debts totaling approximately $1,000,000. The Company had agreed, in principle, to allow Mr. Wiesel and Ms. Binder to reacquire Pet Airways and settle their outstanding unpaid wages as soon as the acquisition of PDC/MESA was complete. The Company retains the ownership of the flight reservation system developed by the Company; however, Pet Airways, Inc. retains a royalty free license to utilize the system in perpetuity. A sale of the flight reservation system is being considered.

Director Independence

Pursuant to Item 407 (a) (i)(ii) of regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000 (a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market. The independent directors serving on our board presently are Jonathan Renkas and Evon Medei. Our board of directors has not created separately designated standing committees. Officers are appointed annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The fees billed for professional services rendered by KBL LLP, our independent accountant, for the audit of our annual consolidated financial statements for the years ended December 31, 2013 and 2012 and the review of the consolidated financial statements included in each of our interim reports during the years ended December 31, 2013 and 2012 were $60,000 and $112,500 respectively.

Tax Fees

During the fiscal years ended December 31, 2013 and 2012, respectively, there were no fees billed for tax compliance, tax advice and /or tax planning by our independent accountants.

All Other Fees

During the years ended December 31, 2013 and 2012, there were no fees billed for products and services provided by the independent accountant.

Audit Committee Approval

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors including the scope of accounting services to be perform

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3. Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on July 20, 2012)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the shareholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Form of Share Exchange Agreement, dated as of February 23, 2012, among the Registrant, The PAWS Pet Company, Inc, an Illinois corporation (“PAWS”), and all the shareholders of Impact Social Networking Inc., a Georgia corporation, (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on February 29, 2012)

10.6	Form of Security Purchase Agreement, dated February 27, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.7	Form of 8% Convertible Promissory Note, dated as of February 27, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.8	Form of Security Purchase Agreement, dated April 16, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Form of 8% Convertible Promissory Note, dated as of April 16, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Stock Incentive Plan, dated as of February 9, 2012, (incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on April 26, 2012)

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 19, 2012)

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 7, 2012)

10.12	Form of Security Purchase Agreement, dated July 17, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.13	Form of 8% Convertible Promissory Note, dated as of July 17, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.14	Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 15, 2013)

10.15	Exhibit B to the Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC March 15, 2013)

10.16	Bellevue Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.17	Bellevue Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.18	Fantasy Securities Exchange Agreement 2010 Note effective as of May 10, 2013, (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.19	Fantasy Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.20	Fantasy Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.21	PDC Merger Agreement effective March 31, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 2, 2014)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Praxsyn Corporation (Formerly Known As The PAWS Pet Company, Inc.)

By:	/s/ Daniel Wiesel
Daniel Wiesel
Chairman and Chief Executive Officer,
Acting Chief Financial Officer and Acting
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Daniel Wiesel	Chairman and Chief Executive Officer, Acting Chief Financial Officer and Acting Chief Accounting Officer	April 23, 2014
Daniel Wiesel

By:	/s/ Alysha Binder	Chief Development Officer and Director	April 23, 2014
Alysha Binder

By:	/s/ Evon L. Midei	Director	April 23, 2014
Evon L. Midei

By:	/s/ Jonathan Renkas, M.D.	Director	April 23, 2014
Jonathan Renkas, M.D

