Form 10-Q
period 2014-03-31
Praxsyn Corp
filed 2014-07-24
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-130446

PRAXSYN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18011 Sky Park Circle, Suite N Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 777-6112

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

Yes [  ]   No [X]

The number of shares outstanding of the registrant’s common stock as July 18, 2014 was 326,224,629 shares.

PRAXSYN CORPORATION

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$819,996	$37,494
Accounts receivable, net of allowance and long-term portion	3,404,998	3,564,770
Inventories	46,923	13,441
Other current assets	33,324	20,230
Current assets	4,305,241	3,635,935

Property and equipment, net	31,185	27,782
Accounts receivable, long-term	1,381,142	983,440
Debt issuance cost, net	5,911	24,361
Other assets	5,879	5,879
Deferred tax asset	248,456	248,455
Total assets	$5,977,814	$4,925,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$990,596	$1,602,495
Accrued liabilities	2,764,769	187,502
Accrued interest	1,038,569	1,011,414
Notes payable to related parties	704,360	406,664
Notes payable, current portion	5,626,496	5,639,594
Settlement liability	1,388,973	248,000
Liabilities of discontinued operations	961,831	-
Deferred tax liability, current	459,411	459,411
Total current liabilities	13,935,005	9,555,080

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Series D, 500,000 issued; 393,091 and 174,184 outstanding at March 31, 2014 and December 31, 2013, respectively, liquidation preference $20,000,000	-	-
Series B, 72,415 and 0 issued and outstanding at March 31, 2014 and December 31, 2013, respectively, liquidation preference $2,712,450 and $0	-	-
Series C, 1,245 and 0 issued and outstanding at March 31, 2014 and December 31, 2013, respectively, liquidation preference $1,245,000 and $0	-	-
Series A, none issued and outstanding at March 31, 2014 and December 31, 2013, respectively, liquidation preference $0 and $0	-	-
Common stock, no par value, 1,400,000,000 and 1,100,000,000 shares authorized, 288,744,688 and 0 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	44,308,808	35,624,371
Accumulated deficit	(52,065,999)	(40,053,599)
Treasury stock at cost, 389,623 shares at March 31, 2014 and December 31, 2013, respectively	(200,000)	(200,000)
Total stockholders’ deficit	(7,957,191)	(4,629,228)
Total liabilities and stockholders’ deficit	$5,977,814	$4,925,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2014	2013
Net revenues	$9,219,563	$3,139,573

Cost of net revenues	331,783	172,655

Gross profit	8,887,780	2,966,918

Operating expenses:
General and administrative (includes stock based compensation of $100,000 and $0)	599,953	399,483
Selling and marketing (includes stock based compensation of $3,803,299 and $0)	7,380,717	721,546
Total operating expenses	7,980,670	1,121,029

Operating (loss) income	907,110	1,845,889

Other income and (expense):
Interest expense	(5,708,066)	(678,347)
Warrant modification expense	(7,111,444)	-
Other gain or loss, net	(100,000)	-
Other income (expense), net	(12,919,510)	(678,347)

Income (loss) from operations before income taxes	(12,012,400)	1,167,542
Provision for income taxes	-	818,804

Net income (loss)	$(12,012,400)	$348,738

Weighted average number of common shares outstanding:
Basic	-	-
Diluted	-	331,760,139

Net income (loss) per share:
Basic	$-	$-
Diluted	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

For three months ended March 31, 2014

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance December 31, 2013	174,184	$-	-	$-	-	$-	-	$-	-	$-	$35,624,371	$(40,053,599)	$(200,000)	$(4,629,228)

Repurchase and cancellation of stock	(7,549)	-	-	-	-	-	-	-	-	-	(506,000)	-	-	(506,000)
Stock issued for services	68,844	-	-	-	-	-	-	-	-	-	3,903,299	-	-	3,903,299
Stock issued to cancel warrants	155,823	-	-	-	-	-	-	-	-	-	7,111,444	-	-	7,111,444
Stock issued to settle debt	2,599	-	-	-	-	-	-	-	-	-	345,334	-	-	345,334
Shares retained in merger and net liabilities assumed	-	-	72,415	-	1,245	-	-	-	288,744,688	-	(2,185,778)	-	-	(2,185,778)
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	16,138	-	-	16,138
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,012,400)	-	(12,012,400)
Balance March 31, 2014	393,901	$-	72,415	$-	1,245	$-	-	$-	288,744,688	$-	$44,308,808	$(52,065,999)	$(200,000)	$(7,957,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,012,400)	$348,738
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,103	2,431
Loss on extinguishments of notes payable	100,000	-
Loss on receivables sold to factor	5,020,403	366,535
Stock-based compensation	3,903,299	-
Warrant modification expense	7,111,444	-
Amortization of debt discount and beneficial conversion feature	115,059	30,833
Amortization of debt issuance costs	18,450	18,450
Deferred tax provision (benefit)	-	818,804
Change in operating assets and liabilities
Accounts receivable	(9,120,181)	(3,134,161)
Inventory	(33,482)	4,217
Other current assets	(13,095)	10,595
Accounts payable	(974,481)	516,725
Accrued liabilities	1,982,866	26,443
Accrued interest	153,183	-
Settlement liability	(40,000)	(6,000)

Net cash used in operating activities	(3,786,832)	(996,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(320)	-
Cash acquired in connection with merger	485,012	-

Net cash provided by investing activities	484,692	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of accounts receivable to factor	3,861,848	686,878
Repayments of loans payable	(22,500)	-
Repurchase and cancellation of stock	-	(14,881)
Borrowings (repayments) of from related parties	245,294	-
Net cash provided by financing activities	4,084,642	671,997

Increase (decrease) in cash and cash equivalents	782,502	(324,393)
Cash and cash equivalents, beginning of period	37,494	325,551
Cash and cash equivalents, end of period	$819,996	$1,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$120,736	$280,980
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$345,334	$-
Conversion of accrued interest into notes payable and accrued interest	$20,584	$-
Creation of obligations through settlements	$500,000	$-
Net liabilities assumed from reverse merger	$2,185,778	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and Nature of Business

Business

Praxsyn Corporation (the “Company”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our facility in Irvine, California, we currently formulate transdermal creams using therapeutic and preventative agents for pain management. These products are geared to patients suffering from long-term pain associated with work place related injuries. Our operations consist of the production and sale, by prescription, of our pain management products to California workers’ compensation insurance providers. The products are shipped directly to patients and billings for these products are typically made to and collected from the insurance providers of the patients’ employers.

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corp. (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger Agreement (the “APMA”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, the Company entered into an agreement with its primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby the PDC shareholders have agreed to assign 166,664 (or 1/3) of the 500,000 shares of Praxsyn Series D preferred stock issued in connection with the merger. The shares are in exchange for future services with the Company on a performance basis. At March 31, 2014, 60,565 shares had been earned by, and issued to, TPS leaving 106,099 shares remaining to be issued. Additionally, in accordance with the APMA, certain of our convertible promissory notes were exchanged for new convertible promissory note, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100.00) of unpaid principal and interest. The APMA closed on March 31, 2014 (the “Acquisition Date”).

For accounting purposes, this transaction was treated as a reverse-acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, since control of our Company passed to the PDC shareholders. We determined for accounting and reporting purposes that PDC is the acquirer because of the significant holdings and influence of its control group (which includes Mesa) before and after the acquisition. As a result of this transaction, the PDC control group owns 40% of our issued and outstanding common stock on a diluted basis. In addition, the Series D preferred shares are the only preferred shares with voting rights. With these voting rights, the PDC control group controlled approximately 63% of our common stock on a diluted basis after the acquisition. Additionally, the PDC control group, pre-acquisition, was significantly larger than Praxsyn in terms of assets and operations. Finally, the future operations of the PDC control group will be the Company’s primary operations and more indicative of the operations of the consolidated entity on a going forward basis.

Accordingly, the consolidated assets and liabilities of PDC are reported at historical costs and the historical consolidated results of operations of PDC will be reflected in this and future Praxsyn filings as a change in reporting entity. The assets and liabilities of Praxsyn are reported at their carrying value, which approximated their fair value, on the Acquisition Date and no goodwill was recorded. Praxsyn’s results of operations will be included from the Acquisition Date. The following is a schedule of Praxsyn’s assets and liabilities at March 31, 2014:

March 31, 2014
ASSETS:
Cash	$485,012
Prepaid expenses	-
Fixed Assets	5,184
Total assets:	490,196

LIABILITIES:
Accounts payable	362,582
Accrued expenses	588,401
Accrued interest	96,362
Convertible debentures	666,798
Derivative warrant liability	-
Liabilities of discontinued operations	961,831
Total liabilities	2,675,974

Net liabilities assumed	$(2,185,778)

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the three month periods ended March 31, 2014 and 2013:

	Pro-Forma Combined
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue	$9,219,563	$3,139,573
Net (loss) from continuing operations	(20,500,914)	(2,310,617)
Net (loss)	$(20,504,362)	$(2,310,617)

Net (loss) per share, basic and diluted	$(0.13)	$(0.03)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The consolidated financial statements include the accounts of Pharmacy Development Corporation, Mesa Pharmacy, Inc., for the periods ended March 31, 2013, and 2014, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation.

In connection with the three months ended March 31, 2014 and 2013, certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities Exchange Commission. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 filed on Form 8-K/A on July 16, 2014. The condensed consolidated results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

On March 31, 2014, the PAWS Pet Company Inc. (the “Company”) closed the APMA with PDC whereby the Company acquired PDC through a forward triangular merger into the Company’s wholly owned subsidiary PDC, Inc. Since the PDC shareholders effectively control the Company and since PDC had existing business operations, the merger has been accounted for as a reverse recapitalization of PDC and a change in reporting entity whereby the historical consolidated financial statements of PDC are reported herein for the periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, management has funded operations primarily through proceeds received in connection with factoring of accounts receivable on a non-recourse basis from two primary factors, issuances of notes payable, and through sales of common stock. In addition, the Company is concentrated within the workers compensation market for which the collection of payments on receivables may be delayed for a significant period depending on various factors. Additionally, the Company is dependent upon a few third party referral services, one of them being a related party, in which generate almost 100% of the Company’s revenues. During the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $12,012,400, and generated net income of $348,738, respectively. Approximately $4 million of the net loss during the period ended March 31, 2014 consisted of stock-based compensation. The Company also has an accumulated deficit of $52,065,999 as of March 31, 2014. Management believes that it will need additional accounts receivable factoring, or debt and/or equity financing to be able to implement their business plan. Given the indicators described above, in addition to the capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to find additional financing sources to replace or supplement the current factoring of accounts receivable to sustain operations until it can achieve profitability. Management believes that the replacement of the factoring of accounts receivable with more conventional financing will lead the Company to achieve profitability much sooner and with substantial results. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management are revenue recognition and the related allowance for doubtful accounts and contractual receivables, the allocation of accounts receivable between current and long-term, the value of stock-based compensation awards, the amount of potential legal settlements and contingencies, the fair market value of assets and liabilities of Praxsyn and the realization of deferred tax assets. Actual results could differ from those estimates. Management performs a periodic retrospective review of estimates and modifies assumptions as deemed appropriate.

Revenue Recognition

The Company sells compounding pharmaceutical products directly through its pharmacy. Revenues from compounding pharmaceutical products sold by its pharmacy are recorded using the net method, as required under ASC 954-605-25, Health Care Entities––Revenue Recognition. Compounding prescription revenue is recorded at established billing rates less estimated contractual adjustments with each respective insurance carrier. Net revenues include the amount the insurance company and the California Workers Compensation Fund are expected to pay directly to the Company.

The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collection is probable. The Company’s pharmacy revenues are recognized when both the services are performed, which include compounding prescriptions and shipment to the customer.

Net revenues consisted of the following for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Gross billing revenue	$20,498,946	$6,265,671
Less: estimated contractual and other adjustments	(11,279,383)	(3,126,098)
Net billing revenue	$9,219,563	$3,139,573

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for pharmaceutical compounds delivered to patients. The Company records an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assesses specific identifiable accounts considered at risk or uncollectible. The allowance for doubtful accounts amounted to $6,394,089 and $6,265,951 as of March 31, 2014 and December 31, 2013, respectively.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.

On June 1, 2012, the Company entered into an agreement with a factor that provided, on a non-recourse basis, an exchange of approximately $2 million of financing for the factoring of $10 million in receivables aging from 2009 to 2011. Under the agreement, the Company agreed to sell to the factor 100% of the gross amount of each receivable. As collateral for the Company’s obligations under this agreement, the Company has granted the factor a first priority security interest in all of the Company’s receivables. The Company also provided the factor with a first right of refusal to purchase future receivables. In connection with the transaction, the Company paid $230,000 in banking fees, which was recorded as interest expense.

Following June 1, 2012, the Company factored additional receivables to multiple agents. The receivables have been sold to factors at rates ranging from 25% to 35% of the gross billings. These receivables have been determined to have a net realizable value of approximately 46% of the gross billings for the periods ended March 31, 2014 and 2013. The difference between the estimated net realizable value of receivables and the factored amounts has been classified as financing costs under interest expense.

During the three months ended March 31, 2014, the Company factored $10.1 million of 2013 accounts receivable for 20% and $9.2 million of 2014 prescription sales to a factor for 20% of the gross amount resulting in net proceeds of $3.8 million. In connection with these sales, the Company recorded financing costs of $5 million during the three months ended March 31, 2014 within interest expense on the accompanying consolidated statement of operations.

During the three months ended March 31, 2013, the Company factored $2.3 million of accounts receivable for 30% of the gross amount resulting in net proceeds of approximately $687,000. In connection with these sales, the Company recorded financing costs of approximately $366,000 during the three months ended March 31, 2013 within interest expense on the accompanying statement of operations.

Shipping and Handling

Shipping and handling costs incurred are included in general and administrative expenses. The amount of revenue received for shipping and handling is less than 0.5% of revenues for all periods presented.

Cash

The Company considers all highly liquid, income bearing investments purchased with original maturities of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company’s inventories consist of pharmaceutical ingredients used within our compounding products. The Company’s inventory for all periods presented is substantially comprised and classified as raw materials.

Property and Equipment, Net

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the remaining term of the lease. For tax purposes, accelerated tax methods are used. The Company expenses all purchases of equipment with individual costs of under $1,000. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Debt Issuance Costs

The Company capitalizes direct costs related to the issuance of debt, including finder’s fees, underwriting and legal costs. The debt issuance costs are recorded as an asset and amortized as interest expense over the term of the related debt using the straight-line method, which approximated the effective interest method. Upon the extinguishment of the related debt, any unamortized debt issuance costs are expensed as interest expense.

As of March 31, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $5,911 and $24,361 respectively.

Impairment of Long-Lived Assets

The Company tests for impairment of its long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360-10-35, Impairment or Disposal of Long-Lived Assets. Under that directive, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Such group is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.

Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. The Company records a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its BCF’s in accordance with ASC 470, Modifications and Exchanges. ASC 470 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Fair Value of Financial Instruments

The Company utilizes ASC 820-10, Fair Value Measurement, for valuing financial assets and liabilities measured on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements.

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The notes payable and convertible notes payable also approximate fair value as the interest rate under these notes approximates the Company’s current borrowing rate.

ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2014 and December 31, 2013, the Company did not have any level 2 or 3 financial instruments.

Stock Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20, Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The Company issues warrants exercisable into the Company’s common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the three months ended March 31, 2014 and 2013.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the warrant is estimated by considering the contractual term of the warrant. (2) The expected stock price volatility of the underlying shares over the expected term of the warrant is based upon historical share price data of an index of comparable publicly-traded companies. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

Advertising Costs

The Company expenses advertising costs as incurred. For the three months ended March 31, 2014 and 2013, the Company incurred advertising costs of $0 and $80 respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

The Company is not current in their income tax filings.

Concentrations, Uncertainties and Other Risks

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (FDIC) insurance premiums. The Company has never experienced any losses related to these balances.

Revenues and accounts receivable - Financial instruments that potentially subject the Company to credit risk principally consist of receivables. Insurance companies account for a substantial portion of the receivables. This risk is limited due to the ability to factor and the number of insurance companies comprising the Company’s customer base and their geographic dispersion. For the three months ended March 31, 2014 and 2013, no single customer represented more than 10% of revenues or accounts receivable, net.

The majority of the Company’s accounts receivable arise from product sales and are primarily due from government agencies and managed health care providers. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. Conditions in the normal course of business, including inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. For accounts receivable that are held and not factored, the Company does not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on its consolidated financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

During the three months ended March 31, 2014 and 2013, revenues generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients represented 100% of total revenues. The Company revenues are generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients, located primarily throughout Southern California. At times the collection on these receivables can take in excess of one year, during which the Company, at times, attends legal hearings, files liens to securitize claims, negotiates before worker’s compensation administrative judges, resolves liens with stipulations and orders for defendants to pay, and transmits demands to settle liens filed with the adjuster or defense attorneys.

During the three months ended March 31, 2014 and 2013, two consultants made up substantially 100% of the Company’s selling and marketing expense. Management believes the loss of these consultants to this organization would have a material impact on the Company’s consolidated financial position, results of operations, and cash flows. For the three months ended March 31, 2014 and 2013, the consultants earned approximately $7,400,000 and $722,000, respectively. Of the 2014 amounts, approximately $3.8 million consisted of stock-based compensation. The amounts payable at March 31, 2014 and December 31, 2013 were $2,415,701 and $1,411,493, respectively. The terms of each contract entitled the consultant to receive an amount ranging from 13% to 17.5% of the gross prescription sales generated. The Company estimates that these two consultants generated almost 100% of the revenue for each period presented. In addition, on March 31, 2014, we added one of these consultants to the Company’s Board of Directors.

The pharmaceutical industry is highly competitive and regulated, and our future revenue growth and profitability is dependent on our timely product development, ability to retain proprietary formulas, and continued compliance. The compounding, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of the Company’s products are subject to regulation by one or more U.S. and California agencies, including the Board of Pharmacy, the Food and Drug Administration, the Federal Trade Commission, and the Drug Enforcement Administration as well as several other state and local agencies in localities in which the Company’s products are sold. In addition, the Company compounds and markets certain of its products in accordance with standards set by organizations, such as the United States Pharmacopeia Convention, Inc. The Company believes that its policies, operations and products comply in all material respects with existing regulations. The healthcare reform and a reduction in the coverage and reimbursement levels by insurance companies and government agencies and/or a change in the regulations or compliance with related agencies and/or a disruption in the Company’s ability to maintain its competitiveness may have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Vendors - As of March 31, 2014 and December 31, 2013, two suppliers made up substantially 100% of the Company’s direct materials. Management believes the loss of either supplier to this organization would have a material impact on the Company’s consolidated financial position, results of operations, and cash flows. If the Company’s relationship with one of its vendors was disrupted, the Company could have temporary difficulty filling prescriptions for worker’s compensation related drugs until a replacement wholesaler agreement was executed, which would negatively impact the business. For the three months ended March 31, 2014 and 2013, the amounts paid to vendors was $272,090, and $70,124, respectively. The amounts payable at March 31, 2014 and December 31, 2013 for such costs were $77,187 and $58,594, respectively.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of fixed assets from the Company and those assumed from The PAWS Pet Company and included the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Leasehold improvements	$24,749	$24,749
Machinery and equipment	22,629	22,629
Furniture and fixtures	3,997	3,997
Computer equipment	18,912	13,406
	70,287	64,781
Less: accumulated depreciation	(39,102)	(36,999)
	$31,185	$27,782

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $2,103 and $2,431, respectively.

Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. The estimated useful lives are the lesser of the life of the assets, or the lease for leasehold improvements, and primarily range from three (3) to seven (7) years for machinery and equipment, furniture and fixtures, and computer equipment.

4. NOTES AND DEBENTURES PAYABLE

The Company’s outstanding notes payable consisted of the following:

	March 31, 2014		December 31, 2013

	Principal	Accrued Interest	Principal	Accrued Interest

2007 - 2009 Convertible Notes	$397,000	$84,025	$497,000	$78,083
2010 Profit Sharing Notes	175,000	138,481	675,000	383,163
2010 and 2011 Secured Bridge Notes	449,275	75,568	449,275	72,901
2012 Convertible Promissory Notes	3,175,125	538,113	3,299,875	410,174
Unsecured Promissory Notes	815,698	20,936	817,366	5,793
Related Party Unsecured Notes	146,667	795	-	-
Related Party Convertible Promissory	302,500	84,288	302,500	61,300
Note Payable Due to Officer	202,793	-	104,164	-
Convertible Debentures	614,398	94,521	-	-
Related Party Convertible Notes	52,400	1,842	-	-
	6,330,856	1,038,569	6,145,180	1,011,414
Less: Discounts on Notes Payable	-	-	(98,922)	-
	6,330,856	1,038,569	6,046,258	1,011,414

Current Portion	$6,330,856	$1,038,569	$6,046,258	$1,011,414
Long-term Portion	-	-	-	-

Discounts

During the three months ended March 31, 2014 and 2013, the Company amortized $98,922 and $30,833, respectively, of the discount to interest expense. As of March 31, 2014 and December 31, 2013, unamortized discounts were $0 and $98,922, respectively.

Debt Issuance Costs

In connection with various notes payable discussed below, the Company paid issuance costs to third parties in connection with the notes payable. As of March 31, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $5,911 and $24,361 respectively. As of March 31, 2014, the remaining debt issuance costs of $5,911 are expected to be amortized fully by the end of the second quarter of 2014.

2007 - 2009 Convertible Notes

As of March 31, 2014 and December 31, 2013, the Company had a principal amount of $397,000 and $497,000, respectively, of 2007-2009 Convertible Notes outstanding, respectively. The 2007-2009 Convertible Notes were initially issued to a series of individuals in 2007 to 2009, are unsecured and pay interest monthly on the principal amount of the notes at rates ranging from 18% to 33% per annum. The 2007-2009 Convertible Notes will be convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate equal to all outstanding principal and accrued but unpaid interest at the current public Market Valuation, defined as the 10-day average of the closing price of the Company’s common stock. The 2007-2009 Convertible Notes contain a contingency whereby they only become convertible upon the Company's entry into the public market for its common stock. Such an occurrence took place on March 31, 2014 in due to the merger between PDC and Praxsyn. As of the date of measure of March 31, 2014, the beneficial conversion feature of $16,138 was recognized to interest expense. In addition, as of March 31, 2014 and December 31, 2013 the Company had accrued interest of $84,025 and $78,083, respectively, related to the 2007-2009 Convertible Notes. In addition, the 2007-2009 Convertible Notes are reflected as current liabilities at each balance sheet date as they are past the initial maturities established. There have been no demands for repayment or claims of default.

On March 31, 2014, the Company entered into a Note Conversion Agreement with a shareholder of Praxsyn and holder of an outstanding February 20, 2009 Convertible Note Agreement in the principal amount of $100,000 whereby the Convertible Note Agreement was converted into 1,505 Series D shares. The Company then issued an unsecured promissory note to the shareholder for the remaining balance of accrued and unpaid interest in the amount of $20,833.

2010 Profit Sharing Notes

As of March 31, 2014 December 31, 2013 the Company had principal amounts of $175,000 and $675,000, respectively, of Profit-Sharing Notes outstanding. The Profit Sharing Notes were initially issued in 2010, are secured in and to all receivables generated by sales of prescriptions and pay interest monthly on the gross receipts from workers compensation sales at rates ranging from 0.1% to 5%. The Profit-Sharing Notes’ term is four (4) years. As of March 31, 2014 and December 31, 2013 the Company had accrued interest of $138,481 and $383,163, respectively, related to the Profit-Sharing Notes. In addition, the Convertible Notes are reflected as current liabilities at each balance sheet date as they are past the initial maturities established.

On March 10, 2014, as amended on May 1, 2014, the Company entered into an agreement with a third party note and common stock holder to repurchase 7,549 Series D shares for $66.23 per share totaling $500,000, the shareholders’ initial purchase price, and pay $500,000 in full settlement of principal and interest outstanding on a Profit Sharing note. See also Note 9 for further information.

2011 and 2010 Secured Bridge Notes

As of March 31, 2014 and December 31, 2013, the Company had principal amounts of $449,275 of Secured Bridge Notes outstanding. The Secured Bridge Notes were initially issued in 2011 and 2010, are secured in and to all receivables generated by sales of prescriptions and immediately accrue a one-time flat-rate interest of 15%. The Secured Bridge Notes’ term is for the period of time that is necessary to secure capital from Cappello Capital funding. As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $75,568 and $72,901, respectively, related to the Secured Bridge Notes. The Secured Bridge Notes are reflected as current liabilities at each balance sheet date as the funding with Cappello Capital was never secured.

2012 Convertible Promissory Notes

As of March 31, 2014 and December 31, 2013, the Company had principal amounts $3,175,125 and $3,299,875, respectively, of 2012 Convertible Promissory Notes outstanding. The 2012 Convertible Promissory Notes were issued in the third quarter of 2012, are secured and interest is payable and compounded monthly on the principal amount at a rate of 18% per annum. The 2012 Convertible Promissory Notes will be repaid in cash and, if applicable, in two years from the date of issuance convertible into shares of the Company’s common stock based on an initial conversion rate equal to all outstanding principal and accrued but unpaid interest at the current public Market Valuation divided by 95% of the average daily volume weighted average price during the five days immediately prior to the date of conversion, defined as the 5-day weighted average of the closing price of the Company’s common stock. As the conversion price of the 2012 Convertible Promissory Notes is not known and the notes cannot be converted for a period of two years from the date of issuance, the beneficial conversion feature, if any, will be calculated upon the contingencies being met. In addition, as of March 31, 2014 and December 31, 2013, the Company had accrued interest of $538,113 and $410,174, respectively, related to the 2012 Convertible Promissory Notes. As of March 31, 2014, the Company was in default of the interest payments required under the 2012 Convertible Promissory notes. Thus, the 2012 Convertible Promissory Notes are reflected as current at March 31, 2014.

On March 31, 2014, the Company entered into a Note Conversion Agreement with the holder of a 2012 Convertible Promissory Note in the principal amount of $124,750, whereby the 2012 Convertible Promissory Note and accrued and unpaid interest of $20,584 was exchanged for 1,094 Series D shares.

Unsecured Promissory Notes

On November 18, 2013, the Company exchanged a Secured Bridge Loan with a principal amount of $390,000 and a Convertible Promissory Note with a principal amount of $313,750, along with the total accrued interest on both notes of approximately $64,000, for an Unsecured Promissory Note totaling $772,365. The Company accounted for this transaction as an extinguishment of the Secured Bridge Loan and Convertible Promissory Note where by the excess fair value of the consideration provided of approximately $5,000 was recorded as interest expense on the accompanying consolidated statement of operations in 2013.

On January 1, 2014, the Company issued an unsecured promissory note for $45,000, with stated interest rates of 0% per annum, with terms of repayment of $7,500 per month for six months. The Company paid $22,500, as of March 31, 2014. An additional $22,500 of principal payments are due before June 30, 2014 for full repayment of the note.

On March 31, 2014, the Company issued an unsecured promissory note to a shareholder of Praxsyn for $20,833 for accrued and unpaid interest on an unpaid February 20, 2009 convertible Note Agreement of $100,000. On March 31, 2014, both parties above entered into a Note Conversion Agreement whereby 1,505 Series D shares were exchanged for the $100,000 combined promissory notes.

As of March 31, 2014 and December 31, 2013, the Company had Unsecured Promissory Note outstanding of $815,698 and $817,366, respectively. The notes bear interest at rates from 0% to 18% per annum. The maturity dates range from June 2014 through November 2014. As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $20,936 and $5,793, respectively, related to the Unsecured Promissory Notes.

Related Party Unsecured Promissory Note

On February 20, and March 11, 2014, the Company issued a Related Party Unsecured Promissory Note to a shareholder assumed from The PAWS Pet Company for $96,667 and $50,000, respectively, with stated interest rates of 6% per annum. The proceeds were used for operations. As of March 31, 2014 and December 31, 2013, the Company had Related Party Unsecured Promissory Notes outstanding of $146,667 and $0, respectively. As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $795 and $0, respectively, related to the Related Party Unsecured Promissory Notes.

Related Party Convertible Promissory Notes

A relative of Bennie Birch, our founder, is the note-holder of the following instruments:  $125,000 2007-2009 Convertible Note issued in April 2007 accruing interest at the rate of 48%, per annum, $112,500 2007-2009 Convertible Note issued in June 2007 accruing interest at the rate of 18%, per annum, of which $85,000 of the principal has been repaid, $150,000 2012 Convertible Promissory Note issued in July 2012 accruing interest at the rate of 18%, per annum. As of March 31, 2014 and December 31, 2013, the Company had Related Party Convertible Promissory Notes outstanding of $302,500. As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $84,288 and $61,300, respectively, related to the Related Party Convertible Promissory Notes.

Note Payable Due to Officer

On February 28, 2014, the Company issued a related party promissory note to Andrew Do for $100,000 with no stated interest. The proceeds will be used for refinancing current notes payable outstanding. The Company paid $30,000 and $70,000 during April and May, 2014, respectively, in full repayment of the note.

As of March 31, 2014 and December 31, 2013, the Company had a principal amount of $202,793 and $104,164, respectively, of notes payable due to officers outstanding. The Notes are unsecured; have either unstated or stated maturity dates ranging up to April 2014. The notes accrue interest monthly on the principal amount of the notes at rates ranging from 0% to 6% per annum.

Convertible Debentures

As of March 31, 2014, the Company had Debentures outstanding of $614,398, that were assumed from The PAWS Pet Company. The notes bear interest at rates ranging from 8% to 14% per annum. The maturity dates on all such convertible notes are August 2013 to May 2014. Total accrued interest for these debentures as of March 31, 2014 is $94,521.

Defaults

As of March 31, 2014, all notes payable described above of $6,278,456 are due in 2014. As of March 31, 2014, all such notes payable are currently in default due to non-payment of accrued interest. The Company has received notification of demand of repayment, with accrued interest, from five note holders, for notes amounting to $500,000, $10,000, $25,000, $57,000, and $55,000.

Related Party Convertible Note

On March 5, 2014, the Company issued a related party convertible promissory note to a shareholder assumed from Paws Pets Company, for $42,500, with stated interest rates of 6% per annum and is convertible into 260 shares of Series B Convertible Preferred Shares. The proceeds were used for operations. As of March 31, 2014, the total principal amount outstanding to the shareholder was $52,400. Total accrued interest for this note as of March 31, 2014 is $1,842.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 1,400,000,000 shares of no par value common stock. There were 288,744,688 and zero shares of common stock outstanding as of March 31, 2014 and December 31, 2013, respectively. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

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

Ranking The Series D Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Common Stock, (ii) equal to the Series B Convertible Preferred Stock, (iii) senior to any and all other classes or series of preferred stock of the Company whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of Holders of at least sixty-seven percent (67%) of the Series D Stock issued and outstanding at the time of any such vote or written consent. and (iv) junior to any and all existing and future indebtedness of the Company.

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

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the Holders of shares of Series D Stock then issued and outstanding (the “Series D Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the common stock or any other class or series of preferred stock ranking on Liquidation junior to such Series D Stock, an amount per share equal to $40 (forty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series D Stock the full amount to which they shall be entitled, the Holders of shares of Series D Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series D Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the Holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Liquidation preference at March 31, 2014 and December 31, 2013 is $20,000,000 and $0, respectively.

On January 1, 2014, the Company issued to a shareholder of Praxsyn, an unsecured promissory note for $45,000 and issued a Securities Exchange Agreement for 1,505 Series D shares. The above two agreements were exchanged for the 30,000 Company common share Warrants issued October 29, 2010.

On January 23, 2014, the Company entered into an agreement with its primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby Praxsyn has agreed to issue 166,664 (or 1/3) of the 500,000 shares of Praxsyn Series D preferred stock issued in connection with the merger that occurred on March 31, 2014. The shares are in exchange for future services with the Company on a performance basis. Per the agreement, 41,666 shares were issued upon execution of the agreement on January 23, 2014. The remaining shares will be issued based on referred prescriptions, at a rate of 1,000 Series D shares per $1 million in net billable revenues, beginning in February 2014. Shares due for the period of February through June 2014 will be issued on June 30, 2014. Thereafter the remaining net shares due will be issued on a monthly basis at the same rate of 1,000 Series D shares for each $1 million net referred prescription revenues. As of March 31, 2014, the Company has accrued $2,011,645 in additional marketing expense in conjunction with the 18,899 Series D shares earned on $15,119,127 of qualified billable net revenues. As additional compensation, the Company also pays TPS 17.5% of the gross amount of qualified prescriptions billed and shipped by the Company.

On March 10, 2014, as amended on May 1, 2014, the Company entered into an agreement with a third party note and common stock holder to repurchase 7,549 Series D shares for approximately $66.23 per share totaling $500,000, the shareholders’ initial purchase price. See also Note 9 for further information.

On March 31, 2014, the Company entered into a Note Conversion Agreement whereby 1,094 Series D shares were exchanged for the $145,334 combined promissory notes authorized from the July 1, 2012 Note Agreement and Subscription Agreement.

As of March 31, 2014, 500,000 shares of Series D Stock were issued, with 393,901 outstanding. There were 106,099 shares of Series D that have been committed but not yet earned by Trestles Pain Management Specialists, LLC ("TPS"). See Note 1 for additional information.

Series B Preferred Stock

On March 15, 2013, the Company filed an amended and restated Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock (the “Certificate of Designations B”) with the Secretary of State of the State of Illinois that designated 80,000 such shares as Series B Preferred Stock (the “Series B Stock”). A summary of the Certificate of Designations is set forth below:

Ranking The Series B Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the common stock, Series A and C Preferred Stock, and any other classes of stock or series of preferred stock of the Company whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of Holders of at least sixty-seven percent (67%) of the Series B Stock issued and outstanding at the time of any such vote or written consent. and (ii) junior to any and all existing and future indebtedness of the Company.

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

As of March 31, 2014, 72,415 shares of Series B Stock were outstanding.

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

As of March 31, 2014, 1,245 shares of Series C Stock were outstanding.

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

Liquidation Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities. Series B and C Preferred Stock has liquidation preference to the Series A Preferred Stock. , before any distribution or payment is made to the holders of any junior securities, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A Liquidation Value, after which any remaining assets of the Company shall be distributed ratably among the holders of the Preferred Stock and the holders of junior securities, as if the Preferred Stock were converted into Common Stock by taking the Series A Liquidation Value divided by the market price of one share of Common Stock on the date of distribution.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. As of March 31, 2014, no shares of Preferred Stock were outstanding.

Warrants

On March 17, 2014, all of the PDC and its wholly-owned California Corporation subsidiary Mesa Pharmacy, Inc. outstanding warrants were exchanged for PDC common stock. The Company converted all common and preferred warrants, whether expired or not, into common stock without consideration for the strike price upon the terms and provisions set forth in the warrant agreements. The conversion resulted in an issuance of 155,823 Series D shares. This conversion was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date, resulting in a loss of $7,111,444 being recorded within the accompanying consolidated statement of operations. Subsequent to the March 17, 2014 conversion, zero warrants for PDC common or preferred stock remained outstanding.

The warrants were revalued upon modification of the exercise price using the Black-Scholes option pricing model using the following assumptions:

March 31, 2014
Annual dividend yield	-
Expected life in years	0 - 8.7 Years
Risk-free interest rate	.003% - .25%
Expected volatility	75%

Socius CG II, Ltd. Financing

On March 31, 2014, there were 40,953,414 Socius warrants outstanding. They have an expiration date of June 3, 2016 and exercise prices of $0.01-$1.02.

Stock Incentive Plan

The Company assumed The PAWS Pet Company’s 2010 adopted Stock Incentive Plan (the “Plan”). Under the Plan, at March 31, 2014 we had 4,000,000 shares approved and reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At March 31, 2014, the Company had 367,000 option shares outstanding, and 3,633,000 available for issuance.

The Company also assumed The PAWS Pet Company’s February 9, 2012 adopted 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At March 31, 2014, the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

6. RELATED PARTY TRANSACTIONS

Related Party Convertible Notes

A relative of Bennie Birch, our founder, is the note-holder of the following instruments:  $125,000 2007-2009 Convertible Note issued in April 2007 accruing interest at the rate of 48%, per annum, $112,500 2007-2009 Convertible Note issued in June 2007 accruing interest at the rate of 18%, per annum, of which $85,000 of the principal has been repaid, $150,000 2012 Convertible Promissory Note issued in July 2012 accruing interest at the rate of 18%, per annum. As of March 31, 2014 and December 31, 2013, the Company had principal amounts of $302,500 of notes held by this relative outstanding. During the three months ended March 31, 2014, and the year ended December 31, 2013, the Company paid interest amounts of $0 and $38,313, respectively, pertaining to these notes.

On March 5, 2014, the Company issued a related party convertible promissory note to a shareholder assumed from Paws Pets Company, for $42,500, with stated interest rates of 6% per annum and is convertible into 260 shares of Series B Convertible Preferred Shares.  The proceeds were used for operations. As of March 31, 2014, the total principal amount outstanding to the shareholder was $52,400. Total accrued interest for this note as of March 31, 2014 is $1,842.

Related Party Notes Payable

During 2013, the Company entered into a loan agreement (the “Loan Agreement”) by and between Andrew Do, the Chief Executive Officer and a shareholder of the Company, as lender (the “Lender”), and the Company, as borrower. Pursuant to the Loan Agreement, the Lender agreed to advance to the Company a principal amount of $104,165 (the “Loan”) with no stated interest rate. The Company has promised to pay in full the outstanding principal balance of any and all amounts due under the Loan Agreement within thirty (30) days of the Company’s receipt of investment financing or a commitment from a third party to provide $1,000,000 to the Company or one of its subsidiaries (the “Due Date”), to be paid in cash. The total amount outstanding for the loan agreement above was paid in cash on May 15, 2014.

On February 28, 2014, the Company issued a related party promissory note to Andrew Do for $100,000 with no stated interest. The proceeds will be used for refinancing current notes payable outstanding. The Company paid $30,000 and $70,000 in cash on April 23, 2014, and May 15, 2014, respectively.

On February 20, and March 11, 2014, the Company issued a related party promissory note to a shareholder assumed from The PAWS Pet Company for $96,667 and $50,000, respectively, with stated interest rates of 6% per annum. The proceeds were used for operations. As of March 31, 2014, the Company had a principal amount of $146,667 held by this shareholder outstanding.

Related Party Employees

Seven relatives of Ed Kurtz, our Director and COO, are employed by us. During the three months ended March 31, 2014 and 2013, these relatives had a total cash compensation, including base salary, bonus and other compensation, of $40,195 and $27,502; $28,500 and $19,500; $5,763 and $0; $4,423 and $0; $38,000 and $9,730; $9,064 and $1,794; $38,000 and $25,500; $3,723, and $0; $3,399 and $1,638; $3,624 and $0; respectively.

A relative of Andrew Do, our Pharmacist in Charge, is a consultant to the Company providing management consulting and other business advisory services. During the three months ended March 31, 2014 and 2013, the consultant’s fees were $1,125 and $1,500 per week, for total cash compensation of $13,500 and $19,500, respectively.

A member of the Board of Directors is also the owner of our primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”).

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense is reflected in general and administrative expenses in the accompanying consolidated statements of operations. Rental expense under operating leases during the three months ended March 31, 2014 and 2013 is $17,238 and $10,082, respectively.

In connection with its assumed, previous operations with The PAWS Pet Company, the Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after March 31, 2013. In 2012, the Company abandoned the leased properties but remain liable for unpaid rent of $360,679 which has been accrued within accounts payable and accrued liabilities of discontinued operations in the accompanying consolidated balance sheet.

Litigation

The Company is involved in various lawsuits and claims regarding shareholder derivative actions, third-party billing agency actions, negligent misrepresentation, and breach of contract, that arise from time to time in the ordinary course of their business.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of March 31, 2014 and December 31, 2013, the Company accrues for liabilities associated with certain litigation matters if they are both probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

In the Company’s opinion, based on its examination of these matters, its experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s consolidated financial position. However, the resolution in any reporting period of one or more of these matters, either alone or in the aggregate, may have a material adverse effect on the Company’s consolidated results of operations and cash flows for that period.

Settled Litigation

Saxton and Myhill - In connection with the aforementioned Saxton Litigation, the Company received, on August 28, 2012, a claim from Roger Saxton, Loren Myhill, Lucas Myhill, Beryl Myhill, and Ann Marie Kaumo (collectively the “Myhill Litigation Plaintiffs”) who filed a memorandum of points and authorities in support of application for issuance of right to attach order and writ of attachment with the Superior Court of the State of California for the County of Orange seeking $358,433 for delayed public entry and illiquidity. On January 6, 2014, the Company settled the Myhill Litigation for $200,000 and the settlement terms included an immediate payment of $20,000 and payments of $10,000 due every one month thereafter for a period of 18 months. As of March 31, 2014, the Company has $160,000 in remaining payments accrued within Settlement liability in the accompanying balance sheet.

Counsel for the Plaintiffs agreed to hold the stock certificates during pendency of the payout period. During such period, Plaintiffs shall have no right to vote such shares, transfer such shares, or encumber such shares, and will not be entitled to receive cash dividends or stock dividends or any distributions based on ownership of such shares. The Plaintiffs shall return each of their stock certificates to the Company with a full executed stock power sufficient to transfer such shares. In the event of any transaction by the Company, including merger or buyout, that results in Plaintiffs’ shares of PDC to be converted to shares of another entity, such obligations and restrictions stated herein shall apply to such new or different shares.

Primary Care Management - In December 2009, the Company entered into a Billing Center Agreement wherein Primary Care Management Services would act as an agent for Mesa Pharmacy, Inc. in billing and collecting from various insurance carriers and be compensated by a rate equaling two percent of the amounts billed on behalf of the Company. At the time of settlement, Primary Care Management Services had billed in excess of $10 million, which it had not been able to collect. On April 30, 2012, the Company agreed to terminate the agreement and, in lieu of the contracted payment terms, the Company would pay $92,000 over three years. The settlement terms included an immediate payment of $20,000 and fixed payments of $2,000 per month, all counsel fees involved in the execution of the Settlement Agreement were classified under general and administrative expenses. The Company recognized an undiscounted settlement liability and other loss at the date of execution for the amount of $92,000. As of March 31, 2014 and December 31, 2013, the Company had an outstanding amount of $48,000, which is included within Settlement liability in the accompanying balance sheets. As of March 31, 2014, the Company was in default of the settlement agreement. Subsequent to period-end, the Company entered into a second settlement agreement with Primary Care Management Services which required an immediate payment of $40,000 in full settlement of the liability. The Company made the payment on May 16, 2014 and has been released from any and all remaining claims.

Other Commitments and Contingencies

There are various other pending legal commitments and contingencies involving the Company, principally first right of refusal conflicts, material breach of contract, and committed shares with consultants that were never issued. While it is not feasible to predict the outcome of such commitments, threats, and potential liabilities, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such obligations is not expected to be material to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. In the opinion of their legal counsel, the Company has filed cross complaints which should mitigate some Company liability.

Consulting Agreements – On August 12, 2010, the Company entered into a consulting service agreement with a financial advisor. The financial advisor assists companies in private placements, recapitalization, and restructuring. The term of the agreement was for thirty-six months or upon termination by either party. The financial advisor was entitled to $350,000, payable in installments of which only $250,000 was paid prior to termination, and issue warrants to purchase up to ten percent (10%) of the Company on a fully-diluted basis at an exercise price of $0.50 per share. As of August 12, 2010, the Company had approximately 7 million fully diluted shares outstanding. The Company terminated this service agreement in January 2012 without ever issuing the warrants. As of March 31, 2014, the Company believes that no additional amounts agreed to under the agreement are required as the services were never provided. In addition, the Company has received no demands for any additional amounts or warrants.

On April 25, 2011, the Company entered into a consulting service agreement with a law firm. The law firm assists companies in S-1 Registration statement (“S-1”), responses to SEC comments, and FINRA requirements. Either party may terminate the agreement at any time. In connection, with filing an S-1, the law firm was potentially entitled to 75,000 shares of common stock and $25,000 upon execution of the agreement and $15,000 upon filing the S-1 The Company has opted to enter the public market by means unrelated to filing an S-1, thus, the Company intends to terminate the agreement without issuing the potentially committed shares. As of March 31, 2014, the Company believes that no additional amounts agreed to under the agreement are required as the services were never provided.

First Right of Refusal Agreements – On May 25, 2012, the Company entered into a fee and first right of refusal agreement with a factoring arrangement organization. The factoring arrangement organization assists companies in purchasing accounts receivable, and funding or arranging for the purchase of accounts receivable. The term of the agreement is for thirty-six months. The factoring arrangement organization arranged for the factoring on June 1, 2012, as discussed in Note 2 and was entitled to a one-time payment of $125,000 upon execution of the factoring agreement. In connection with the first right of refusal, the Company has not provided the factoring arrangement organization the first right for accounts receivable factored to other parties outside the initial factor. The Company estimates that the potential range of exposure is $17,000 to $30,000 based upon the initial fee the factoring arrangement organization received in connection with the transaction disclosed in Note 2. In February 2014, the Company received an inquiry from the factoring arrangement organization reminding them of the first right of refusal. At this time, the Company has obtained independent legal counsel, and in their opinion, the suit has several flaws, which should mitigate some, if not all, of the Company’s liability. The Company will defend the lawsuit vigorously if one is filed. As of March 31, 2014 and December 31, 2013, the Company has accrued the minimum amount of potential exposure as it is probable that a loss will be incurred. However, the contract factoring arrangement organization is vague and does not address critical items such as penalty provisions, etc.

Stock Repurchase and Profit Sharing Note Repayment – On March 10, 2014, as amended on May 1, 2014, the Company entered into an agreement with a third party note and common stock holder to repurchase 7,549 Series D shares for $66.23 per share totaling $500,000, the shareholders' initial purchase price, and pay $500,000 in full settlement of principal and interest outstanding on a Profit Sharing note. As of March 31, 2014, the Company recorded $1,280,973 within Settlement liability in the accompanying balance sheet. See also Note 9 for further information.

Stock Issuance to Former Officers – On March 26, 2014, the Company issued 60,000,000 common shares to two former officers of the Company for cancellation of accrued and unpaid wages and the agreement to purchase the Company’s interest in Pet Airways, Inc. The sale of Pet Airways, Inc. was to relieve the Company of debts totaling $961,831. As of March 31, 2014, the Company recognized these liabilities under Liabilities of discontinued operations, on the Condensed Consolidated Balance Sheet, as the amount is in dispute.

Legal Proceeding Related to Discontinued Operations

Described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate. These legal proceedings were assumed from The PAWS Pet Company and are included in Liabilities of discontinued operations on the March 31, 2014 Condensed Consolidated Balance Sheet.

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

HIPAA

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions by April 2005. Effective August 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was introduced imposing notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company continues to be in compliance with HIPAA as of September 30, 2013.

The Company’s decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. The Company has evaluated its risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for certain product liabilities effective May 1, 2006.

The Company believes that there are no compliance issues associated with applicable pharmaceutical laws and regulations that would have a material adverse effect on the Company.

The Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of our business. While the Company’s management cannot predict the outcome of these claims with certainty, the Company’s management does not believe that the outcome of any of these legal matters will have a material effect on its financial statements.

8. NET LOSS PER SHARE

Basic earnings per share are calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). As of March 31, 2014 there were warrants and options outstanding to purchase 41.3 million shares, which exercise price averaged $0.68. The preferred stock common share equivalent is calculated using the four and nine tenths percent (4.9%) per shareholder limit as outlined in the Certificates of Designations. The dilutive common shares equivalents not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive are:

March 31, 2014
Common Share Equivalents

Convertible Notes	19,800,063
Preferred Stock	697,080,005
Options	367,000
Warrants	40,953,414
758,200,482

If all dilutive instruments were exercised using the reverse treasury stock method, then the total number of shares outstanding would be 704.6 million shares.

The following presents the breakdown of the weighted average number of dilutive shares for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Weighted average number of dilutive shares:
Series D Preferred Stock	-	175,507,211
Warrants	-	156,252,928

Total dilutive shares	-	331,760,139

9. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, 4,783,774 common shares were issued for conversion of 14% convertible debentures totaling $119,594, which includes accrued interest of $5,449.

In April 2014, shareholders elected to convert 400 Series B preferred shares to 4,000,000 common shares and 300 Series C preferred shares to 6,000,000 common shares.

On April 29, 2014, the Company issued 196,167 common shares in payment to a vendor for services rendered.

In May 2014, shareholders elected to convert 350 Series B preferred shares to 3,500,000 common shares.

On May 1, 2014, the Company amended an agreement entered into on March 10, 2014 with a third party note and common stock holder to repurchase 7,549 Series D shares for $66.23 per share totaling $500,000, the shareholders’ initial purchase price, and pay $500,000 in full settlement of principal and interest outstanding on a Profit Sharing note. As of July 22, 2014, the Company has paid $1,000,000, with a final amount due of $100,000 on or before August 25, 2014. The remaining $100,000 is consideration for an extended payment terms as agreed within the May 1, 2014 amended terms.

On May 16, 2014, the Company made a payment of $40,000 for the full settlement of a $48,000 liability with a vendor. The Company has been released of any and all remaining claims. See Note 7 for further discussion.

On June 18, 2014, shareholders elected to convert 1,100 Series B preferred shares to 11,000,000 common shares and 400 Series C preferred shares to 8,000,000 common shares.

As of July 21, 2014, an additional 54,327 Series D shares have been issued to TPS since March 31, 2014 from the remaining number of shares reserved as discussed in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results Of Operation and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the current report on the Form 8-K/A as filed with the Securities and Exchange Commission on July 16, 2014 and other filings with the SEC. The following should be read in conjunction with our condensed consolidated financial statements contained elsewhere in this report

Dollar amounts of $1.0 million or more are rounded to the nearest one tenth of a million; all other dollar amounts are rounded to the nearest one thousand and all percentages are stated to the nearest one tenth of one percent.

Business Summary

Pharmacy Development Corporation (“PDC”) was organized on May 31, 2007 as a California Corporation. PDC and its wholly-owned California Corporation subsidiary Mesa Pharmacy, Inc. (collectively, the “Company”), is a health care company with one office located in Irvine, California that delivers innovative health solutions through its prescription medicines and consumer care products. Prior to 2012, the Company operated five retail pharmacies located in Southern California (see Note 3) for the primary purpose of marketing and distributing its compounding products. The Company’s operations consist of the production and sale, by prescription, of human health pharmaceutical products using therapeutic and preventive agents for pain management. The Company sells compounding pharmaceutical products primarily via mail order to California worker’s compensation patients.

On March 31, 2014, the Company entered into an Agreement and Plan of Merger Agreement with Praxsyn Corporation (“Praxsyn” formerly known as The PAWS Pet Company, Inc.), a publicly traded company (OTCQB:PAWS) whereby Praxsyn would acquire 100% of the outstanding stock of the Company in for consideration of 500,000 shares of Praxsyn Series D preferred stock. Each share of Series D preferred stock is convertible into 1,000 shares of Praxsyn common stock. Additionally, the Company’s convertible promissory notes shall be exchanged for a like Parent convertible promissory note, convertible into shares of Parent Series D Preferred Stock on the terms herein, into one (1) share of Parent Series D Preferred Stock for each One Hundred Dollars ($100.00) of principal and interest converted in accordance with the terms of the notes.

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

There have been no material changes during the three months period ended March 31, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Net Revenue and Cost of Net Revenue

Our revenues increased from $3,139,573 to $9,219,563 for the three months ending March 31, 2013 and March 31, 2014, respectively. The $6,079,990 increase in revenues was primarily attributable to increased marketing and a reformulation of our compounding product which comprises the primary source of our revenues. Our costs of sales increased from $172,655 (5.5% of revenues) to $331,783 (3.6% of revenues) for the three months ending March 31, 2013 and March 31, 2014. The decrease in cost of sales as a percentage of revenue from 5.5% to 3.6% was primarily attributable to the reformulation of our compounding product.

General, Administrative, & Marketing expense

Our general and administrative expenses increased from $399,483 to $599,953 for the three months ending March 31, 2013 and March 31, 2014. The $200,470 increase in general and administrative expenses was primarily attributable to stock based compensation totaling $100,000 compared to $0 in 2013. Our selling and marketing expenses increased from $721,546 to $7,380,717 for the three months ending March 31, 2013 and March 31, 2014. The $6,659,171 increase in selling and marketing expenses includes stock based compensation of $3,803,299. The remaining $2,855,872 was due to increased referral fees, based on increased revenues, from the $721,546 recorded in the comparable prior year period.

Interest expense

Our interest expenses from notes and debentures increased from $311,812 to $388,977, for the three months ending March 31, 2013 and March 31 2014; the increase of $77,165 was primarily attributable to additional debt financing and conversions to equity in 2014. Interest from factoring increased from $366,535 to $5,319,089 for the three months ending March 31st, 2013 and March 31, 2014; the $4,952,554 increase in interest expenses due to factoring was primarily attributable increased revenues and related factoring activity in 2014.

Net Loss

During the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $12,012,400, and generated net income of $348,738, respectively. The decrease in net income of $12,361,138 for the period ending March 31, 2014 was primarily due to stock-based compensation of $3,903,299, losses due to modification of warrants of $7,111,444, and losses on extinguishment of debt of $100,000 related to a debt-equity conversion. Total expenses related to equity issuances and conversion were $11,214,703 compared to $0 for the three months ended March 31st, 2014 and March 31, 2013, respectively.

Liquidity and Capital Resources

We had cash of $819,996 at March 31, 2014, whereas we had cash of $37,494 at December 31, 2013; the $782,502 increase in cash was primarily attributable to the acquisition of Praxsyn of $485,012, the remaining difference is attributable to abnormally low cash balances in the prior period due to the lack of factoring activity in late 2013. The Company received $1,419,023 in cash on January 2, 2014 related to receivables obtained during the 4th quarter of 2013. We had a working capital deficit of $9,629,764 at March 31, 2014, whereas we had a working capital deficit of $5,919,145 at December 31, 2013; the $3,710,619 increase in working capital deficit was primarily attributable to the $2,185,778 net liabilities in excess of assets obtained in relation to the merger. The remaining difference in net working capital deficit is attributable to accrued marketing expenses of $1,990,334 as of March 31, 2014. These expenses are paid upon factoring of related receivables. The Company obtained cash in the amount of $1,948,456 on April 17, 2014 upon factoring a majority of its March 2014 receivables upon which the marketing expense was incurred and accrued. See also additional information in the going concern disclosure in Note 2.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We factor all of our receivables under a non-recourse agreement. We will need to complete additional financing transactions in order to replace this factoring with in-house billing and collections. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to generate sufficient revenue, or experience unexpected cash requirements that would force the Company to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company may have to continue factoring its receivables.

Non-Cash Expense Items

During the three month period ended March 31, 2014, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the three months period ended March 31, 2014. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences, as can be further reviewed in our condensed consolidated statement of cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of March 31, 2014:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described in Note 7 to the financial statements are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 7,441,584 shares in a private sale for $500,000 as discussed in Note 5, which were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Act”).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Removal and Appointment of Officers

As reported in a Form 8-K on May 30, 2014, the majority of the board of directors on May 28, 2014, resolved to remove Daniel Wiesel from all executive positions, including but not limited to Chief Executive Officer, President, Treasurer and Chief Financial Officer, and as the Chairman of the Board of Directors. On the same date, the majority of the Board of Directors resolved to remove Alysa Binder from all executive positions, including but not limited to Executive VP and Secretary. To fill such aforementioned vacancies, the majority of the board of directors has resolved to have Edward Kurtz act as the interim Chief Executive Officer and Chairman of the Board, Dan O’Brien as the interim Chief Financial Officer and Treasurer, and Kimberly Brooks to act as the interim Secretary.

Resignation of Dan O’Brien as Interim CFO and Treasurer

On July 3, 2014, Dan O’Brien tendered his resignation to the board of directors. His resignation was not the result of any disagreements with the Company regarding the operations, policies, practices or otherwise, but instead to pursue other business opportunities.

Appointment of Officer and Director

On July 14, 2014, the majority of the board of directors resolved to appoint Edward Kurtz as the interim Chief Financial Officer and Treasurer of the Company, to serve until his resignation, or until his successor is elected and qualified. All items required to be disclosed in regards to Mr. Kurtz appointment was previously disclosed in the Current Report on Form 8-K as filed with the SEC on May 30, 2014. Such information as filed therein, regarding Mr. Kurtz is incorporated by this reference.

In addition, on the same date, the majority of the board of directors resolved to appoint Kelly Reynolds as a member of the board of directors to serve until her resignation, or until her successor is elected and qualified. For the last two completed fiscal years, Ms. Reynolds does not have any transactions with the Company in which the amount exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets. Ms. Reynolds is the sister in law to Mr. Kurtz, but other than that relationship, she has no other family relationships with any other officer or director of the Company.

Kelly Reynolds, 46, is the Chief Administrative Officer of Mesa Pharmacy, Inc. (“Mesa”), our wholly owned subsidiary, and has worked in the pharmacy business for over 5 years. Her expertise is in medical billing, data management and day-to-day operations of all administrative functions of Mesa, in particular she has been developing internal systems for the billing and receiving of medical prescriptions, and the day to day management of patient records, accounts receivable and prescription verification. Over the past 3 years, Ms. Reynolds has developed a systemized billing system in which the patients billing information is compiled and verified for accuracy, and then billed electronically to the insurance carrier.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2014

PRAXSYN CORPORATION

/s/ Ed Kurtz
Ed Kurtz
Chief Executive Officer and Chief Financial Officer

