Form 10-Q
period 2014-06-30
Praxsyn Corp
filed 2014-08-19
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-130446

PRAXSYN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Illinois	20-3191557
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18011 Sky Park Circle, Suite N
Irvine, CA	92614
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as August 19, 2014 was 343,954,384.

PRAXSYN CORPORATION

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$518,550	$37,494
Accounts receivable, net of allowance and long-term portion	8,523,170	3,564,770
Inventories	78,383	13,441
Other current assets	24,905	20,230
Current assets	9,145,008	3,635,935

Property and equipment, net	41,332	27,782
Accounts receivable, long-term	3,134,858	983,440
Debt issuance cost, net	-	24,361
Other assets	5,879	5,879
Deferred tax asset	248,455	248,455
Total assets	$12,575,532	$4,925,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$607,032	$191,002
Accrued liabilities	714,417	187,502
Accrued interest	1,348,991	1,011,414
Accrued marketing	5,542,017	1,411,493
Notes payable	5,304,182	5,639,594
Notes payable to related parties	501,567	406,664
Settlement liability	697,539	248,000
Liabilities of discontinued operations	961,831	-
Deferred tax liability	459,411	459,411
Total current liabilities	16,136,987	9,555,080

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Series D, no par value, 500,000 issued; 457,168 and 174,184 outstanding at June 30, 2014 and December 31, 2013, respectively, liquidation preference $20,000,000	-	-
Series B, no par value, 70,565 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively, liquidation preference $2,116,950 and $0	-	-
Series C, no par value, 545 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively, liquidation preference $54,500 and $0	-	-
Series A, no par value, none issued and outstanding at June 30, 2014 and December 31, 2013, respectively, liquidation preference $0 and $0	-	-
Common stock, no par value, 1,400,000,000 and 1,100,000,000 shares authorized, 327,454,384 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	49,485,468	35,624,371
Accumulated deficit	(52,846,923)	(40,053,599)
Treasury stock at cost, 389,623 shares at June 30, 2014 and December 31, 2013, respectively	(200,000)	(200,000)
Total stockholders’ deficit	(3,561,455)	(4,629,228)
Total liabilities and stockholders’ deficit	$12,575,532	$4,925,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$23,242,709	$498,712	$32,462,272	$3,638,285

Cost of net revenues	975,134	156,156	1,306,917	328,811

Gross profit	22,267,575	342,556	31,155,355	3,309,474

Operating expenses:
General and administrative (includes stock-based compensation of $21,317 and $0, $121,317 and $0, for the three and six months ended June 30, 2014, and 2013, respectively)	982,224	275,179	1,582,177	674,662
Sales and marketing (includes stock-based compensation of $4,975,951 and $0, $8,779,250 and $0, for the three and six months ended June 30, 2014, and 2013, respectively)	12,696,619	37,910	20,077,336	759,456
Total operating expenses	13,678,843	313,089	21,659,513	1,434,118

Operating income	8,588,732	29,467	9,495,842	1,875,356

Other income and (expense):
Interest expense	(9,558,629)	(689,554)	(15,266,695)	(1,367,901)
Warrant modification expense	-	-	(7,111,444)	-
Other gain or loss, net	188,973	-	88,973	-
Other income (expense), net	(9,369,656)	(689,554)	(22,289,166)	(1,367,901)

Income (loss) from operations before income taxes	(780,924)	(660,087)	(12,793,324)	507,455
Provision (benefit) for income taxes	-	(462,923)	-	355,881

Net income (loss)	$(780,924)	$(197,164)	$(12,793,324)	$151,574

Weighted average number of common shares outstanding:
Basic	304,290,027	-	153,749,151	-
Diluted	304,290,027	-	153,749,151	332,309,958

Net income (loss) income per share:
Basic	$(0.00)	$0.00	$(0.08)	$0.00
Diluted	$(0.00)	$0.00	$(0.08)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

For the Six Months Ended June 30, 2014

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance December 31, 2013	174,184	$-	-	$-	-	$-	-	$-	-	$-	$35,624,371	$(40,053,599)	$(200,000)	$(4,629,228)

Shares retained in merger and net liabilities assumed	-	-	72,415	-	1,245	-	-	-	287,582,556	-	(2,185,778)	-	-	(2,185,778)
Repurchase and cancellation of stock	(7,549)	-	-	-	-	-	-	-	-	-	(506,000)	-	-	(506,000)
Stock issued for services	132,111	-	-	-	-	-	-	-	196,167	-	8,899,808	-	-	8,899,808
Stock issued to cancel warrants	155,823	-	-	-	-	-	-	-	-	-	7,111,444	-	-	7,111,444
Stock issued to settle debt	2,599	-	-	-	-	-	-	-	7,175,661	-	524,726	-	-	524,726
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	16,138	-	-	16,138
Series B Preferred stock conversions	-	-	(1,850)	-	-	-	-	-	18,500,000	-	-	-	-	-
Series C Preferred stock conversions	-	-	-	-	(700)	-	-	-	14,000,000	-	-	-	-	-
Stock options expense	-	-	-	-	-	-	-	-	-	-	759	-	-	759
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,793,324)	-	(12,793,324)
Balance June 30, 2014	457,168	$-	70,565	$-	545	$-	-	$-	327,454,384	$-	$49,485,468	$(52,846,923)	$(200,000)	$(3,561,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,793,324)	$151,574
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,498	4,641
Loss on extinguishments of notes payable	100,000	-
Loss on disposal of fixed assets	5,184	-
Gain on settlements and extinguishment of accrued interest	(188,973)	-
Loss on receivables sold to factor	14,208,849	851,136
Stock-based compensation	8,900,567	-
Warrant modification expense	7,111,444	-
Amortization of debt discount and beneficial conversion feature	115,060	61,203
Amortization of debt issuance costs	24,361	36,899
Deferred tax provision (benefit)	-	355,881
Change in operating assets and liabilities
Accounts receivable	(32,248,551)	(3,525,053)
Inventory	(64,942)	9,201
Other current assets	(4,675)	1,038
Accounts payable	53,448	35,767
Accrued liabilities	(67,486)	103,663
Accrued interest	463,605	5,936
Accrued marketing	4,130,524	268,203
Settlement liability	(652,467)	(8,000)

Net cash used in operating activities	(10,902,878)	(1,647,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,048)	-
Cash acquired in connection with merger	485,012	-

Net cash provided by investing activities	466,964	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of accounts receivable to factor	10,929,884	1,288,551
Repayments of loans payable	(55,417)	(14,882)
Borrowings from related parties	246,767	-
Repayments to related parties	(204,264)	49,102
Net cash provided by financing activities	10,916,970	1,322,771

Increase (decrease) in cash and cash equivalents	481,056	(325,140)
Cash and cash equivalents, beginning of period	37,494	325,551
Cash and cash equivalents, end of period	$518,550	$411

Supplemental disclosures of cash flow information:
Cash paid for interest	$172,964	$449,426
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$524,726	$-
Conversion of accrued interest into notes payable	$20,833	$-
Creation of obligations through settlements	$500,000	$-
Net liabilities assumed from reverse merger	$2,185,778	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRAXSYN CORPORATION AND SUBSIDIARIES

(FORMERLY THE PAWS PET COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization and Nature of Business

Business

Praxsyn Corporation (the “Company”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our facility in Irvine, California, we currently formulate transdermal creams using therapeutic and preventative agents for pain management. These products are geared to patients suffering from long-term pain associated with work place related injuries. Our operations consist of the production and sale, by prescription, of our pain management products to California workers’ compensation insurance providers. The products are shipped directly to patients, and billings for these products are typically made to and collected from the insurance providers of the patients’ employers.

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corp. (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger Agreement (the “APMA”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, the Company entered into an agreement with its primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby the PDC shareholders have agreed to assign 166,664 (or 1/3) of the 500,000 shares of Praxsyn Series D preferred stock issued in connection with the merger to TPS. The shares are in exchange for future services with the Company on a performance basis. At June 30, 2014, 123,832 shares had been earned by, and issued to, TPS leaving 42,832 shares remaining to be issued. Additionally, in accordance with the APMA, certain of our convertible promissory notes were exchanged for new convertible promissory note, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100.00) of unpaid principal and interest. The APMA closed on March 31, 2014 (the “Acquisition Date”).

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

The following is a schedule of Praxsyn’s assets and liabilities at March 31, 2014:

March 31, 2014
ASSETS:
Cash	$485,012
Fixed assets	5,184
Total assets:	490,196

LIABILITIES:
Accounts payable	362,582
Accrued expenses	588,401
Accrued interest	96,362
Settlement liability	289,398
Convertible debentures	377,400
Liabilities of discontinued operations	961,831
Total liabilities	2,675,974

Net liabilities assumed	$(2,185,778)

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the six month periods ended June 30, 2014 and 2013:

	Pro-Forma Combined
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$32,462,272	$3,638,285

Net loss from continuing operations	(21,281,838)	(6,401,952)
Net loss	$(21,285,286)	$(6,437,875)

Net loss per share, basic and diluted	$(0.09)	$(0.07)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America. The condensed consolidated financial statements include the accounts of Pharmacy Development Corporation and Mesa Pharmacy, Inc., for the periods ended June 30, 2013, and 2014, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation.

In connection with the six months ended June 30, 2014 and 2013, certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities Exchange Commission. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 filed on Form 8-K/A on July 16, 2014. The condensed consolidated results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, management has funded operations primarily through proceeds received in connection with factoring of accounts receivable on a non-recourse basis from two primary factors, issuances of notes payable, and through sales of common stock. In addition, the Company is concentrated within the workers compensation market for which the collection of payments on receivables may be delayed for a significant period depending on various factors. Additionally, the Company is dependent upon a few third party referral services, one of them being a related party, in which generate almost 100% of the Company’s revenues. During the six months ended June 30, 2014 and 2013, the Company incurred a net loss of $12,793,324, and generated net income of $151,574, respectively. The net loss during the period ended June 30, 2014 included stock-based compensation of $8,900,567. The Company also has an accumulated deficit of $52,846,923 as of June 30, 2014. Management believes that it will need additional accounts receivable factoring, or debt and/or equity financing to be able to implement their business plan. Given the indicators described above, in addition to the capital deficiency and negative working capital, there is substantial doubt about the Company’s ability to continue as a going concern.

Management is attempting to find additional financing sources to replace or supplement the current factoring of accounts receivable to sustain operations until it can achieve profitability. Management believes that the replacement of the factoring of accounts receivable with more conventional financing will lead the Company to achieve profitability much sooner and with substantial results. The successful outcome of future activities cannot be determined at this time, and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net revenues consisted of the following for the six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross billing revenue	$49,353,084	$1,077,141	$69,852,030	$7,342,812
Less: estimated contractual and other adjustments	(26,110,375)	(578,429)	(37,389,758)	(3,704,527)
Net billing revenue	$23,242,709	$498,712	$32,462,272	$3,638,285

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for pharmaceutical compounds delivered to patients. The Company records an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assesses specific identifiable accounts considered at risk or uncollectible. The allowance for doubtful accounts and contractual reimbursements amounted to $14,627,928 and $6,265,951 as of June 30, 2014 and December 31, 2013, respectively.

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

The Company has factored receivables to multiple agents. The receivables have been sold to factors at rates ranging from 20% to 35% of the gross billings. These receivables have been determined to have a net realizable value of approximately 46% of the gross billings for the periods ended June 30, 2014 and 2013. The difference between the estimated net realizable value of receivables and the factored amounts has been classified as financing costs under interest expense at the time of sale to the factor.

During the six months ended June 30, 2014, the Company factored $10.1 million of 2013 accounts receivable for 20% and $44.5 million of 2014 prescription sales to a factor for 20% of the gross amount resulting in net proceeds of $10.9 million. In connection with these sales, the Company recorded financing costs of $14.2 million during the six months ended June 30, 2014 within interest expense on the accompanying condensed consolidated statement of operations.

During the six months ended June 30, 2013, the Company factored $4.7 million of accounts receivable for 25-30% of the gross amount resulting in net proceeds of approximately $1.3 million. In connection with these sales, the Company recorded financing costs of approximately $851,000 during the six months ended June 30, 2013 within interest expense on the accompanying condensed consolidated statement of operations.

Shipping and Handling

Shipping and handling costs incurred are included in general and administrative expenses. The amount of revenue received for shipping and handling is less than 0.5% of revenues for all periods presented.

Cash

The Company considers all highly liquid, income bearing investments purchased with original maturities of six months or less to be cash equivalents.

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

As of June 30, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $0 and $24,361 respectively.

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of June 30, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of such instruments. The notes payable and convertible notes payable also approximate fair value as the interest rate under these notes approximates the Company’s current borrowing rate.

ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes six levels of inputs that may be used to measure fair value:

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

As of June 30, 2014 and December 31, 2013, the Company did not have any level 2 or 3 financial instruments.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance ASC 718-20, Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

The Company issues warrants exercisable into the Company’s common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the six months ended June 30, 2014 and 2013.

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

Advertising Costs

The Company expenses advertising costs as incurred. For the six months ended June 30, 2014 and 2013, the Company incurred advertising costs of $0 and $80, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the condensed consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

As of the date of this report the Company is current in their income tax filings.

Concentrations, Uncertainties and Other Risks

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (FDIC) insurance premiums. The Company has never experienced any losses related to these balances.

Revenues and accounts receivable - Financial instruments that potentially subject the Company to credit risk principally consist of receivables. Insurance companies account for a substantial portion of the receivables. This risk is limited due to the ability to factor and the number of insurance companies comprising the Company’s customer base and their geographic dispersion. For the six months ended June 30, 2014 and 2013, no single customer represented more than 10% of revenues or accounts receivable, net.

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

During the six months ended June 30, 2014 and 2013, revenues generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients represented 100% of total revenues. The Company revenues are generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients, located primarily throughout Southern California. At times the collection on these receivables can take in excess of one year, during which the Company, at times, attends legal hearings, files liens to securitize claims, negotiates before worker’s compensation administrative judges, resolves liens with stipulations and orders for defendants to pay, and transmits demands to settle liens filed with the adjuster or defense attorneys.

During the six months ended June 30, 2014 and 2013, two consultants made up substantially 100% of the Company’s selling and marketing expense, one of which is a related party. Management believes the loss of these consultants to this organization would have a material impact on the Company’s consolidated financial position, results of operations, and cash flows. For the six months ended June 30, 2014 and 2013, the consultants earned $20,077,336 and $759,456, respectively. Of the 2014 amounts, $8,779,250 consisted of stock-based compensation. The amounts payable at June 30, 2014 and December 31, 2013 were $5,542,017 and $1,411,493, respectively. The terms of each contract entitled the consultant to receive an amount ranging from 13% to 17.5% of the gross prescription sales generated. The Company estimates that these two consultants generated almost 100% of the revenue for each period presented. In addition, on March 31, 2014, we added one of these consultants to the Company’s Board of Directors.

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

Vendors - As of June 30, 2014 and December 31, 2013, two suppliers made up substantially 100% of the Company’s direct materials. Management believes the loss of either supplier to this organization would have a material impact on the Company’s consolidated financial position, results of operations, and cash flows. If the Company’s relationship with one of its vendors was disrupted, the Company could have temporary difficulty filling prescriptions for worker’s compensation related drugs until a replacement wholesaler agreement was executed, which would negatively impact the business. For the six months ended June 30, 2014 and 2013, expenses incurred for pharmaceutical compounding materials obtained from vendors were $952,813, and $137,619, respectively. The amounts payable at June 30, 2014 and December 31, 2013 for such costs were approximately $74,000 and $59,000, respectively.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Leasehold improvements	$24,749	$24,749
Machinery and equipment	27,229	22,629
Furniture and fixtures	3,997	3,997
Computer equipment	26,854	13,406
	82,829	64,781
Less: accumulated depreciation	(41,497)	(36,999)
	$41,332	$27,782

Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $4,498 and $4,641, respectively.

Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. The estimated useful lives are the lesser of the life of the assets, or the lease for leasehold improvements, and primarily range from six (3) to seven (7) years for machinery and equipment, furniture and fixtures, and computer equipment.

4. NOTES AND DEBENTURES PAYABLE

The Company’s outstanding notes payable consisted of the following:

	June 30, 2014		December 31, 2013
	Principal	Accrued Interest	Principal	Accrued Interest

Non-related parties:
2007 - 2009 Convertible Notes	$397,000	$97,254	$497,000	$78,083
2010 Profit Sharing Notes	175,000	262,173	675,000	383,163
2010 and 2011 Secured Bridge Notes	449,275	79,403	449,275	72,901
2012 Convertible Promissory Notes	3,175,125	682,553	3,299,875	410,174
Unsecured Promissory Notes	782,782	36,466	817,366	5,793
Convertible Debentures	325,000	101,093	-	-
Less: Discounts on Notes Payable	-		(98,922)
Subtotal non-related parties	5,304,182	1,258,942	5,639,594	950,114
Related parties:
2007 - 2009 Convertible Notes	152,500	75,956	152,500	43,300
2012 Convertible Promissory Notes	150,000	8,588	150,000	18,000
Unsecured Promissory Notes	146,667	3,019	-	-
Convertible Notes	52,400	2,486	-	-
Note Payable Due to Officer	-	-	104,164	-
Subtotal related parties	501,567	90,049	406,664	61,300
Total	5,805,749	1,348,991	6,046,258	1,011,414

Current Portion	5,805,749	1,348,991	6,046,258	1,011,414
Long-term Portion	$-	$-	$-	$-

Discounts

During the six months ended June 30, 2014 and 2013, the Company amortized $98,922 and $61,203, respectively, of the discount to interest expense. As of June 30, 2014 and December 31, 2013, unamortized discounts were $0 and $98,922, respectively.

Debt Issuance Costs

In connection with various notes payable discussed below, the Company paid issuance costs to third parties in connection with the notes payable. As of June 30, 2014 and December 31, 2013, the Company had unamortized debt issuance costs of $0 and $24,361, respectively.

2007 - 2009 Convertible Notes

The 2007 – 2009 Convertible Notes were initially issued in 2007 to 2009 to a series of individuals, including a related party who is a relative of the founder of the PDC control group. These notes are unsecured. The non-related notes in this category bear interest rates ranging from 18% to 33% per annum and the related party notes bear interest rates ranging from 18% to 48% per annum. All notes in this category, which were originally written on PDC, contained a provision allowing for conversion into common stock only if PDC became a public entity. This conversion provision allowed for the conversion of all unpaid principal and accrued interest at the rate of the average closing price of the common stock for the 10 days prior to conversion.

Upon finalization of the merger on March 31, 2014, as discussed in Note 1, the remaining notes were rewritten and the conversion feature modified to allow for conversion into one share one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest. The modification of the conversion feature created a beneficial conversion feature (“BCF”) and, as of the date of measure of March 31, 2014, the BCF in the amount of $16,138 was recorded to interest expense. Also on March 31, 2004, we entered into a Note Conversion Agreement with a shareholder and holder of one of the 2007 – 2009 Convertible Notes with a principal amount of $100,000. Under the conversion agreement, the principal was converted into 1,505 shares of Series D Preferred Stock and we issued a new Unsecured Promissory Note for the remaining balance of accrued and unpaid interest totaling $20,833 which was paid down to $10,417 as of June 30, 2014. See Unsecured Promissory Notes section below. As a result of this transaction, we recorded a loss on extinguishment of debt of $100,000 during the six months ended June 30, 2014.

At both June 30, 2014 and December 31, 2013, these 2007 – 2009 Convertible Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default, and no conversions have taken place to date.

2010 Profit Sharing Notes

The Profit Sharing Notes were initially issued in 2010, have a term of four (4) years, and pay interest monthly on the gross receipts from workers compensation sales at rates ranging from 0.1% to 5%. These notes are collateralized by all receivables generated by sales of prescriptions.

On March 10, 2014, as amended on May 1, 2014, we finalized a settlement agreement with All American T.V., Inc. /John Casoria (“AATV”), a shareholder and a holder of one of the 2010 Profit Sharing Notes under which we, among other things, agreed to repay the note and accrued interest for a total payment of $600,000. Based on the finalized settlement agreement, we have reclassified this note to Settlement Liabilities in 2014 (see Note 7). In connection with the settlement agreement, we recorded a gain on extinguishment of debt during the three and six months ended June 30, 2014 in the amount of $180,973.

At both June 30, 2014 and December 31, 2013, these 2010 Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default, and no conversions have taken place to date.

2011 and 2010 Secured Bridge Notes

These Secured Bridge Notes were initially issued in 2010 and 2011, accrue a one-time flat-rate interest of 15%, and were to be repaid at the time of a major funding from a specified funding source. The notes are collateralized by all receivables generated by sales of prescriptions. At both June 30, 2014 and December 31, 2013, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since funding from the funding source was never obtained.

2012 Convertible Promissory Notes

These Convertible Promissory Notes were issued during the second half of 2012, and have a term of four (4) years. One of these notes was issued to a related party, a relative of the founder of the PDC control group. All of these notes bear interest at 18% per annum. Each note may be converted, at the option of the note holder, at any time after the second anniversary of the note into an amount of our common shares calculated by dividing the amount to be converted by 95% of the average daily volume weighted average price during the five days immediately prior to the date of conversion, defined as the 5-day weighted average of the closing price of our common stock. As the conversion price of the Convertible Promissory Notes is not known and the notes cannot be converted for a period of two years from the date of issuance, the beneficial conversion feature, if any, will be calculated upon the contingencies being met.

On March 31, 2014, we entered into a Note Conversion Agreement with the holder of a 2012 Convertible Promissory Note in the principal amount of $124,750, whereby the 2012 Convertible Promissory Note and accrued and unpaid interest of $20,584 was exchanged for 1,094 shares of Series D Preferred Stock.

At both June 30, 2014 and December 31, 2013, we were in default of the interest payments required under the 2012 Convertible Promissory notes. Therefore these notes are reflected as current liabilities at each balance sheet date.

Unsecured Promissory Notes

On November 18, 2013, we issued an Unsecured Promissory Note with a principal amount of $772,365. This note, which was issued in exchange for previous notes payable and accrued interest, has a term of five (5) years, bears interest at 18% per annum, and requires monthly payments of $19,613. At both June 30, 2014 and December 31, 2013, we were in default of the monthly payment requirement and have therefore reflected this note as a current liability at each balance sheet date.

Effective December 31, 2014, we issued an Unsecured Promissory Note for $45,000. This note had a term of six months, had no stated interest rate, and was repayable in monthly payments of $7,500. As of June 30, 2014, this note has been repaid.

On February 20, 2014, we issued an Unsecured Promissory Note for $96,667 to a company whose managing member is a shareholder. This note had a stated interest rate of 0.5% per month (6% per annum), and a repayment period of thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes are currently past due.

On March 31, 2014, the Company issued an unsecured promissory note to a shareholder of Praxsyn for $20,833 for accrued and unpaid interest on an unpaid February 20, 2009 convertible Note Agreement of $100,000. On March 31, 2014, both parties above entered into a Note Conversion Agreement whereby 1,505 Series D shares were exchanged for the $100,000 combined promissory notes. As of June 30, 2014, the Company has paid $10,417 against the unsecured note and with the remaining $10,417 to be paid by September 30, 2014.

Convertible Debentures

The Convertible Debentures were assumed March 31, 2014 as a result of the Merger discussed in Note 1. The convertible debentures, which bear interest at 8% per annum, were due in August 2013 and are therefore past due. They are convertible into shares of our common stock at the rate of $0.50 per share. There was no activity with respect to these convertible debentures during the three months ended June 30, 2014.

Convertible Note (Related Party)

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder. The convertible note, which has a stated interest rate of 6% per annum, was to be repaid in April 2014 and is therefore past due. The note is convertible at the option of the note holder into 260 shares of Series B Preferred Stock. As of June 30, 2014, the total principal amount outstanding for this note was $52,400.

Note Payable Due to Officer

These unsecured notes resulted from advances made in 2013 and 2014, primarily by our Pharmacist in Charge. All amounts, which were due with no stated interest, have been repaid by June 30, 2014.

5. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 1,400,000,000 shares of no par value common stock. There were 327,454,384  and zero shares of common stock outstanding as of June 30, 2014 and December 31, 2013, respectively. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

On April 29, 2014, the Company issued to a vendor, for services rendered, 196,167 common shares in lieu of payment of $20,588. The number of shares issued was based on the value of the services and the closing stock price on the day of issuance.

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

Liquidation In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation (collectively, a “Liquidation”), the sole participation to which the holders of shares of Series D Stock then issued and outstanding (the “Series D Stockholders”) shall be entitled, out of the assets of the Corporation legally available for distribution to its stockholders, whether from capital, surplus or earnings, to receive, before any payment shall be made to the holders of the common stock or any other class or series of preferred stock ranking on Liquidation junior to such Series D Stock, an amount per share equal to $40 (forty dollars). If upon any such Liquidation, the remaining assets of the Corporation available for distribution to its shareholders shall be insufficient to pay the Holders of shares of Series D Stock the full amount to which they shall be entitled, the Holders of shares of Series D Stock, and of any class or series of stock ranking upon liquidation on a parity with the Series D Stock, shall share pari passu in any distribution of the remaining assets and funds of the Corporation in proportion to the respective liquidation amounts that would otherwise be payable to the holders of preferred stock with respect to the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Liquidation preference at June 30, 2014 and December 31, 2013 is $20,000,000 and $0, respectively.

On January 23, 2014, the Company entered into an agreement with its primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby Praxsyn has agreed to issue 166,664 (or 1/3) of the 500,000 shares of Praxsyn Series D preferred stock issued in connection with the merger that occurred on March 31, 2014. The shares are in exchange for future services with the Company on a performance basis. Per the agreement, 41,666 shares were issued upon execution of the agreement on January 23, 2014. The remaining shares will be issued based on referred prescriptions, at a rate of 1,000 Series D shares per $1 million in net billable revenues, beginning in February 2014. Shares due for the period of February through June 2014 were to be issued on June 30, 2014. Thereafter, the remaining net shares due will be issued on a monthly basis at the same rate of 1,000 Series D shares for each $1 million net referred prescription revenues. As of June 30, 2014, the Company has recorded $7,779,250 in additional marketing expense in conjunction with the 123,832 Series D shares earned on $69,773,034 of qualified billable gross revenues. The number of shares to shares to be issued was calculated on a monthly basis by dividing an amount equal to the revenue generated from qualified referrals within that month by 1 million. The shares to be issued were then valued by multiplication by a factor equal to the average stock price at closing for each trading day within that month. As additional compensation, the Company also pays TPS 17.5% of the gross amount of qualified prescriptions billed and shipped by the Company. Effective for the month of June 2014, and going forward, TPS has agreed to a lowered referral fee rate of 13% for any qualified prescriptions billed and shipped by the Company that are subsequently factored at 20% of gross value or lower.

On March 10, 2014, as amended on May 1, 2014, the Company entered into an agreement with a third party note and common stock holder to repurchase 7,504 Series D shares for approximately $66.63 per share totaling $500,000, the shareholders’ initial purchase price. See also Note 7 for further information.

On March 31, 2014, the Company entered into a Note Conversion Agreement whereby 1,094 Series D shares were exchanged for the $145,334 combined promissory notes authorized from the July 1, 2012 Note Agreement and Subscription Agreement and related accrued interest.

As of June 30, 2014, 500,000 shares of Series D Stock were issued, with 457,168 outstanding. There were 42,832 shares of Series D that have been committed but not yet earned by TPS. See above and Note 1 for additional information.

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

For the six months ended June 30, 2014, shareholders elected to convert 1,850 Series B preferred shares into 18,500,000 common shares. As of June 30, 2014, 70,565 shares of Series B Stock were outstanding.

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

For the six months ended June 30, 2014, shareholders elected to convert 700 Series C preferred shares into 14,000,000 common shares. As of June 30, 2014, 545 shares of Series C Stock were outstanding.

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

On June 2, 2011, the Company’s Board of Directors designated 1,200,000 shares as Series A Preferred Stock. As of June 30, 2014, no shares of Preferred Stock were outstanding.

Warrants

On March 17, 2014, all of the PDC and its wholly-owned California Corporation subsidiary Mesa Pharmacy, Inc. outstanding warrants were exchanged for PDC common stock. The Company converted all common and preferred warrants, whether expired or not, into common stock without consideration for the strike price upon the terms and provisions set forth in the warrant agreements. The conversion resulted in an issuance of 155,823 Series D shares. This conversion was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date, resulting in a loss of $7,111,444 being recorded within the accompanying condensed consolidated statement of operations. Subsequent to the March 17, 2014 conversion, zero warrants for PDC common or preferred stock remained outstanding.

The warrants were revalued upon modification of the exercise price using the Black-Scholes option pricing model using the following assumptions:

June 30, 2014
Annual dividend yield	-
Expected life in years	0 - 8.7 Years
Risk-free interest rate	.003% - .25%
Expected volatility	75%

Socius CG II, Ltd. Financing

On June 30, 2014, there were 40,953,414 Socius warrants outstanding. They have an expiration date of June 3, 2016 and exercise prices ranging from $0.01-$1.02.

Stock Incentive Plan

The Company assumed The PAWS Pet Company’s 2010 adopted Stock Incentive Plan (the “Plan”). Under the Plan, at June 30, 2014, we had 4,000,000 shares approved and reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of common stock at fair market value at the date of grant.

At June 30, 2014, the Company had 367,000 option shares outstanding, and 3,633,000 available for issuance.

The Company also assumed The PAWS Pet Company’s February 9, 2012 adopted 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan the Company had 10,000,000 shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At June 30, 2014, the Company had 6,170,950 shares issued under the 2012 Plan and 3,829,050 available for issuance.

6. RELATED PARTY TRANSACTIONS

Related Party Convertible Notes

A relative of Bennie Birch, our founder, is the note-holder of the following instruments: $125,000 2007-2009 Convertible Note issued in April 2007 accruing interest at the rate of 48%, per annum, $112,500 2007-2009 Convertible Note issued in June 2007 accruing interest at the rate of 18%, per annum, of which $85,000 of the principal has been repaid, $150,000 2012 Convertible Promissory Note issued in July 2012 accruing interest at the rate of 18%, per annum. As of June 30, 2014 and December 31, 2013, the Company had principal amounts of $302,500 of notes held by this relative outstanding. During the six months ended June 30, 2014, and the year ended December 31, 2013, the Company paid interest amounts of $0 and $38,313, respectively, pertaining to these notes.

On March 5, 2014, the Company issued a related party convertible promissory note to a shareholder assumed from Paws Pets Company, for $42,500, with stated interest rates of 6% per annum and is convertible into 260 shares of Series B Convertible Preferred Shares. The proceeds were used for operations. As of June 30, 2014, the total principal amount outstanding to the shareholder was $52,400. Total accrued interest for this note as of June 30, 2014 is $2,486.

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

On February 28, 2014, the Company issued a related party promissory note to Andrew Do for $100,000 with no stated interest. The proceeds were used for refinancing current notes payable outstanding. The Company paid $30,000 and $70,000 in cash on April 23, 2014, and May 15, 2014, respectively.

On February 20, and March 11, 2014, the Company issued a related party promissory note to a shareholder assumed from The PAWS Pet Company for $96,667 and $50,000, respectively, with stated interest rates of 6% per annum. The proceeds were used for operations. As of June 30, 2014, the Company had a principal amount of $146,667 held by this shareholder outstanding. Total accrued interest for this note as of June 30, 2014 is $3,019.

Related Party Employees

Seven relatives of Ed Kurtz, our Director and COO, are employed by us. During the six months ended June 30, 2014 and 2013, these relatives had a total cash compensation, including base salary, bonus and other compensation, of $67,696 and $55,003; $48,000 and $39,000; $14,687 and $0; $11,229 and $0; $64,000 and $14,298; $13,550 and $6,001; $64,000 and $51,500; $9,348, and $0; $8,243 and $4,836; $5,832 and $0; $5,058 and $0; respectively.

A relative of Andrew Do, our Pharmacist in Charge, is a consultant to the Company providing management consulting and other business advisory services. During the six months ended June 30, 2014 and 2013, the consultant’s total cash compensation was $19,500 and $39,000, respectively.

Board of Directors

A member of the Board of Directors is also the owner of our primary marketing consultant, TPS. See Notes 2 and 5 for additional information.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense is reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations. Rental expense under operating leases during the six months ended June 30, 2014 and 2013 is $43,816 and $25,743, respectively.

In connection with its assumed, previous operations with The PAWS Pet Company, the Company leased space for certain of its offices and airport facilities under leases expiring from one month to two years after March 31, 2013. In 2012, the Company abandoned the leased properties but remain liable for unpaid rent of $360,679 which has been accrued within accounts payable and accrued liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheet.

Litigation

The Company is involved in various lawsuits and claims regarding shareholder derivative actions, third-party billing agency actions, negligent misrepresentation, and breach of contract, that arise from time to time in the ordinary course of their business. Below is a summary of litigation activity for the six months ended June 30, 2014:

Nokley Group LLC

In February 2014 we were served with a complaint from Nokley Group LLC (“Nokley”) for breach of contract under a Fee and First Right of Refusal Agreement dated May 25, 2012 between our company and Nokley. In the complaint, which was filed in Nevada, Nokley stated, among other things, that we sold certain of our accounts receivable to factoring organizations without offering Nokley first right of refusal which they allege was required under the agreement. While we estimate we would have cross-complaints against Nokley that would significantly mitigate any potential damages, we first filed a motion to dismiss based on improper venue. On July 31, 2014, our Company and Nokley agreed to dismiss the action without prejudice, and to have each party to bear its own attorney fees and costs.

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of June 30, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

MedCapGroup LLC

In May 2014 we were served with a complaint from MedCapGroup LLC (“MedCap”) for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement, and deceptive trade practices under a November 2012 Healthcare Accounts Receivable Purchase Agreement between our company and MedCap.  MedCap alleged in its complaint that because we sell our accounts receivable based on dates of service, and not by patient, that only the original purchaser of a patient’s claims controls all payments and settlement negotiations with the insurer.  As a result, MedCap alleged that we had misrepresented the collectability of certain accounts receivable they had purchased from us and that they had therefore been damaged. While we estimate we have significant defenses against MedCap’s complaint, we first filed a motion to dismiss based on improper venue. On July 30, 2014 our motion to dismiss was granted.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of June 30, 2014 and December 31, 2013, the Company accrues for liabilities associated with certain litigation matters if they are both probable and can be reasonably estimated. The Company has accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, the Company is unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

Settled Litigation

Settlement liabilities consist of the following at:

	June 30, 2014	December 31, 2013
Myhill	$130,000	$200,000
Primary Care	-	48,000
Forte Capital	117,539	-
AATV	450,000	-
Total	$697,539	248,000

Myhill

On August 28, 2012, we received a claim from Roger Saxton, Loren Myhill, Lucas Myhill, Beryl Myhill, and Ann Marie Kaumo (collectively the “Myhill Litigants”) seeking $358,433 for delayed public entry and illiquidity stemming from an investment made by the Myhill Litigants. On January 6, 2014, we settled with the Myhill Litigants for $200,000, $20,000 of which was payable on execution of the settlement agreement and the remainder payable at $10,000 per month over the following 18 months.

The Counsel for the Plaintiffs agreed to hold the stock certificates during pendency of the payout period. During such period, Plaintiffs shall have no right to vote such shares, transfer such shares, or encumber such shares, and will not be entitled to receive cash dividends or stock dividends or any distributions based on ownership of such shares. The Plaintiffs shall return each of their stock certificates to the Company with a full executed stock power sufficient to transfer such shares. In the event of any transaction by the Company, including merger or buyout, that results in Plaintiffs’ shares of PDC to be converted to shares of another entity, such obligations and restrictions stated herein shall apply to such new or different shares.

Primary Care

In December 2009, we entered into an agreement with Primary Care Management Services (“Primary Care”) under which Primary Care would provide services consisting of billing to and collection from various insurance carriers for our products. Primary Care was to be compensated by a rate equaling two percent of the amounts billed on our behalf. In April 2012, we entered into a settlement agreement with Primary Care, who by that time had billed in excess of $10 million which it had been unable to collect. Under the settlement agreement, we agreed to pay Primary Care $92,000, $20,000 of which was payable immediately and the remainder payable at $2,000 per month over the following 36 months.

On May 15, 2014 we entered into a new settlement agreement with Primary Care under which we paid them $40,000 in full satisfaction of all remaining amounts owed them. In connection with this new settlement agreement, we recorded a gain on extinguishment of debt in the amount of $8,000 during the three and six months ended June 30, 2014.

Forte Capital

This obligation was assumed on March 31, 2014 in the amount of $289,398 as a result of the Merger discussed in Note 1. The obligation arose from a March 2014 agreement with Forte Capital Partners, LLC under which we agreed to repay amounts outstanding under a 14% convertible debenture with a total of 14,351,322 shares of our common stock, issuable in six monthly installments of 2,391,887 shares beginning in March 2014. During the three months ended June 30, 2014, we issued a total of 7,175,661 shares which reduced this obligation. As of August 19, 2014, we have issued all shares required under the agreement with Forte Capital and no further amounts are owed.

AATV

As discussed in Note 5, on May 1, 2014, we finalized a settlement agreement with AATV. Under the finalized agreement, we agreed to pay AATV $1,100,000 for the following:

●	$600,000 for the full repayment of principal and accrued interest on a Profit Sharing Note, $100,000 of which was paid in March 2014 (see Note 4).

●	$500,000 for the repurchase of 7,504 Series D Preferred shares, representing the amount of AATV’s original investment (see Note 5).

Through June 30, 2014, we had repaid $650,000 of our obligation to AATV. In July 2014, we repaid an additional $350,000. As of August 19, 2014, the Company has a remaining obligation of $100,000.

Other Commitments and Contingencies

There are various other pending legal commitments and contingencies involving the Company, principally material breach of contract, and committed shares with consultants that were never issued. While it is not feasible to predict the outcome of such commitments, threats, and potential liabilities, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such obligations is not expected to be material to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. In the opinion of their legal counsel, the Company has filed cross complaints which should mitigate some Company liability.

Consulting Agreements – On August 12, 2010, the Company entered into a consulting service agreement with a financial advisor. The financial advisor assists companies in private placements, recapitalization, and restructuring. The term of the agreement was for thirty-six months or upon termination by either party. The financial advisor was entitled to $350,000, payable in installments of which only $250,000 was paid prior to termination, and issue warrants to purchase up to ten percent (10%) of the Company on a fully-diluted basis at an exercise price of $0.50 per share. As of August 12, 2010, the Company had approximately 7 million fully diluted shares outstanding. The Company terminated this service agreement in January 2012 without ever issuing the warrants. As of June 30, 2014, the Company believes that no additional amounts agreed to under the agreement are required as the services were never provided. In addition, the Company has received no demands for any additional amounts or warrants.

On April 25, 2011, the Company entered into a consulting service agreement with a law firm. The law firm assists companies in S-1 Registration statement (“S-1”), responses to SEC comments, and FINRA requirements. Either party may terminate the agreement at any time. In connection, with filing an S-1, the law firm was potentially entitled to 75,000 shares of common stock and $25,000 upon execution of the agreement and $15,000 upon filing the S-1 The Company has opted to enter the public market by means unrelated to filing an S-1, thus, the Company intends to terminate the agreement without issuing the potentially committed shares. As of June 30, 2014, the Company believes that no additional amounts agreed to under the agreement are required as the services were never provided.

Stock Issuance to Former Officers – On March 26, 2014, the Company issued 60,000,000 common shares to two former officers of the Company for cancellation of accrued and unpaid wages and the agreement to purchase the Company’s interest in Pet Airways, Inc. The sale of Pet Airways, Inc. was to relieve the Company of debts totaling $961,831. As of June 30, 2014, the Company recognized these liabilities under Liabilities of discontinued operations, on the Condensed Consolidated Balance Sheet, as the amount is in dispute.

Legal Proceeding Related to Discontinued Operations

Described below are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate. These legal proceedings were assumed from The PAWS Pet Company and are included in Liabilities of discontinued operations on the June 30, 2014 Condensed Consolidated Balance Sheet.

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

8. NET INCOME (LOSS) PER SHARE

Basic earnings per share are calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the treasury stock method). As of June 30, 2014 there were warrants and options outstanding to purchase 43.4 million shares, with an average exercise price of $0.68. The preferred stock common share equivalent is calculated using the four and nine tenths percent (4.9%) per shareholder limit as outlined in the Certificates of Designations. The dilutive common shares equivalents not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive are:

June 30, 2014
Common Share Equivalents

Convertible Notes	10,477,094
Preferred Stock	758,604,924
Options	367,000
Warrants	43,044,989
812,494,007

If all dilutive instruments were exercised using the treasury stock method, then the total number of shares outstanding would be 759 million shares. No adjustments were required to reconcile net income as adjusted for dilutive shares from the net income as presented on the Consolidated Statement of Operations within this report.

The following table presents the breakdown of the weighted average number of dilutive shares for the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
Weighted average number of dilutive shares:
Series D Preferred Stock	175,728,661
Series B Preferred Stock	-
Series C Preferred Stock	-
Options	-
Warrants	156,581,297
Total dilutive shares	332,309,958

9. SUBSEQUENT EVENTS

In July 2014, shareholders elected to convert 1,000 Series B preferred shares to 10,000,000 common shares and 325 Series C preferred shares to 6,500,000 common shares.

As of July 30, 2014, an additional 21,062 Series D shares have been issued to TPS since June 30, 2014 from the remaining number of shares reserved as discussed in Note 5.

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

Business Summary

Pharmacy Development Corporation (“PDC”) was organized on May 31, 2007 as a California Corporation. PDC and its wholly-owned California Corporation subsidiary Mesa Pharmacy, Inc. (collectively, the “Company”), is a health care company with one office located in Irvine, California that delivers innovative health solutions through its prescription medicines and consumer care products. Prior to 2012, the Company operated five retail pharmacies located in Southern California for the primary purpose of marketing and distributing its compounding products. The Company’s operations consist of the production and sale, by prescription, of human health pharmaceutical products using therapeutic and preventive agents for pain management. The Company sells compounding pharmaceutical products primarily via mail order to California worker’s compensation patients.

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

Management’s Plan of Operations

We invoice our customers, which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, we are required to record our revenues and related accounts receivable from our billings, at their net realizable value.  This amount is often less than the gross billing we are allowed to charge and we have recorded these amounts based on historical collection trends.  In addition, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factoring companies. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the recorded accounts receivable.

The two factors discussed above have a material impact on our operating results, but also offer a major opportunity for profit growth as we move forward. We are currently planning to allocate additional resources to our collections efforts by building out a separate collection department within the Company or a separate subsidiary of the Company. We believe this will allow us to improve our collections and thus the net realizable value of our gross billing revenues.  In addition we continue to seek more conventional financing which will allow us to move away from factoring. If we are able to secure this type of financing, we will be able to dramatically reduce our interest expense. While there is no certainty that we will be able to achieve these goals, Management is hopeful we will be successful.

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

There have been no material changes during the six months period ended June 30, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 8-K as filed on July 16, 2014, for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

Net Revenue and Cost of Net Revenue

Our revenues increased from $498,712 to $23,242,709 for the three months ending June 30, 2013 and June 30, 2014, respectively. The $22,743,997 increase in revenues was primarily attributable to increased marketing and a reformulation of our compounding product which comprises the primary source of our revenues. Our costs of sales increased from $156,156 (31.3% of revenues) to $975,134 (4.2% of revenues) for the three months ending June 30, 2013 and June 30, 2014. The decrease in cost of sales as a percentage of revenue from 31.3% to 4.2% was primarily attributable to the reformulation of our compounding product.

General, Administrative, & Marketing expense

Our general and administrative expenses increased from $275,179 to $982,224 for the three months ending June 30, 2013 and June 30, 2014. The $707,045 increase in general and administrative expenses was primarily attributable to stock based compensation totaling $21,317 compared to $0 in 2013, and additional salaries and outside consulting expenses related to increased operations and SEC reporting requirements. Our selling and marketing expenses increased from $37,910 to $12,696,619 for the three months ending June 30, 2013 and June 30, 2014. The $12,658,709 increase in selling and marketing expenses includes stock based compensation of $4,975,951. The remaining increase was due to increased qualified prescription referral fees, for which the agreed upon rate increased from 13% to 17.5% from the comparable period.

Interest expense

Our interest expenses from notes and debentures increased from $204,753 to $370,183, for the three months ending June 30, 2013 and June 30 2014; the increase of $165,430 was primarily attributable to additional debt financing and conversions to equity in 2014. Interest from factoring increased from $484,801 to $9,188,446 for the three months ending June 30, 2013 and June 30, 2014; the $8,703,645 increase in interest expenses due to factoring was primarily attributable increased revenues and related factoring activity in 2014.

Net Loss

During the three months ended June 30, 2014 and 2013, the Company incurred a net loss of $780,924, and $197,164, respectively. The decrease in net income of $583,760 for the three months ending June 30, 2014 was primarily due to stock-based compensation of $4,997,268 compared to $0 for the comparable prior period.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

Net Revenue and Cost of Net Revenue

Our revenues increased from $3,638,285 to $32,462,272 for the six months ending June 30, 2013 and June 30, 2014, respectively. The $28,823,987 increase in revenues was primarily attributable to increased marketing and a reformulation of our compounding product which comprises the primary source of our revenues. Our costs of sales increased from $328,811 (9% of revenues) to $1,306,917 (4% of revenues) for the six months ending June 30, 2013 and June 30, 2014. The decrease in cost of sales as a percentage of revenue from 9% to 4% was primarily attributable to the reformulation of our compounding product.

General, Administrative, & Marketing expense

Our general and administrative expenses increased from $674,662 to $1,582,177 for the six months ending June 30, 2013 and June 30, 2014. The $907,515 increase in general and administrative expenses was primarily attributable to stock based compensation totaling $121,317 compared to $0 in 2013, and additional salaries and outside consulting expenses related to increased operations and SEC reporting requirements. Our selling and marketing expenses increased from $759,456 to $20,077,336 for the six months ending June 30, 2013 and June 30, 2014. The $19,317,880 increase in selling and marketing expenses includes stock based compensation of $8,779,250.

The remaining increase was due to increased qualified prescription referral fees, for which the agreed upon rate increased from 13% to 17.5% from the comparable period.

Interest expense

Our interest expenses from notes and debentures increased from $516,765 to $759,160 for the six months ending June 30, 2013 and June 30 2014; the increase of $242,395 was primarily attributable to additional debt financing and conversions to equity in 2014. Interest from factoring increased from $851,136 to $14,507,535 for the six months ending June 30st, 2013 and June 30, 2014; the $13,656,399 increase in interest expenses due to factoring was primarily attributable increased revenues and related factoring activity in 2014.

Net Loss

During the six months ended June 30, 2014 and 2013, the Company incurred a net loss of $12,793,324, and generated net income of $151,574, respectively. The decrease in net income of $12,944,898 for the period ending June 30, 2014 was primarily due to stock-based compensation of $8,900,567, losses due to modification of warrants of $7,111,444, and losses on extinguishment of debt of $100,000 related to a debt-equity conversion. Total expenses related to equity issuances and conversion were $16,112,011 compared to $0 for the six months ended June 30st, 2014 and June 30, 2013, respectively.

Liquidity and Capital Resources

We had cash of $518,550 at June 30, 2014, whereas we had cash of $37,494 at December 31, 2013; the $481,056 increase in cash was primarily attributable to the acquisition of Praxsyn of $485,012, the remaining difference is attributable to abnormally low cash balances in the prior period due to the lack of factoring activity in late 2013. The Company received $1,419,023 in cash on January 2, 2014 related to receivables obtained during the 4th quarter of 2013. We had a working capital deficit of $6,991,979 at June 30, 2014, whereas we had a working capital deficit of $5,919,145 at December 31, 2013; the $1,072,834 increase in working capital deficit was primarily attributable to the $2,185,778 net liabilities in excess of assets obtained in relation to the merger. See also additional information in the going concern disclosure in Note 2.

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

Non-Cash Expense Items

During the six month period ended June 30, 2014, the Company continued to minimize cash usage and seek additional equity financings for working capital purposes while using equity for the settlement of services rendered in lieu of cash and general corporate purposes. The Company also issued shares of common stock in lieu of cash for interest payments on debentures. A significant portion of the equity issuances resulted in non-cash settlements of liabilities that are included in the net loss for the six months period ended June 30, 2014. Additionally, other transactions and events occurred in which significant non-cash expense arose due to the nature of those occurrences, as can be further reviewed in our condensed consolidated statement of cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of June 30, 2014:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2014. The Company has relied on external consultants for a large portion of the recording of complex transactions and estimates. The Company also hired a controller during the month of May 2014 to further refine their accounting process.

Changes in Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described in Note 7 to the financial statements are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate. Below is a summary of litigation activity for the six months ended June 30, 2014:

Nokley Group LLC

In February 2014 we were served with a complaint from Nokley Group LLC (“Nokley”) for breach of contract under a Fee and First Right of Refusal Agreement dated May 25, 2012 between our company and Nokley. In the complaint, which was filed in Nevada, Nokley stated, among other things, that we sold certain of our accounts receivable to factoring organizations without offering Nokley first right of refusal which they allege was required under the agreement. While we estimate we would have cross-complaints against Nokley that would significantly mitigate any potential damages, we first filed a motion to dismiss based on improper venue. On July 31, 2014, our Company and Nokley agreed to dismiss the action without prejudice, and to have each party to bear its own attorney fees and costs.

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of June 30, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

MedCapGroup LLC

In May 2014 we were served with a complaint from MedCapGroup LLC (“MedCap”) for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement, and deceptive trade practices under a November 2012 Healthcare Accounts Receivable Purchase Agreement between our company and MedCap.  MedCap alleged in its complaint that because we sell our accounts receivable based on dates of service, and not by patient, that only the original purchaser of a patient’s claims controls all payments and settlement negotiations with the insurer.  As a result, MedCap alleged that we had misrepresented the collectability of certain accounts receivable they had purchased from us and that they had therefore been damaged. While we estimate we have significant defenses against MedCap’s complaint, we first filed a motion to dismiss based on improper venue. On July 30, 2014 our motion to dismiss was granted.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: August 19, 2014

PRAXSYN CORPORATION

/s/ Ed Kurtz
Ed Kurtz
Chief Executive Officer and Chief Financial Officer

