Form 10-Q
period 2014-09-30
Praxsyn Corp
filed 2014-11-19
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as November 19, 2014 was 421,189,263 shares.

PRAXSYN CORPORATION

FORM 10-Q

SEPTEMBER 30, 2014

2

PART I — FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$593,251	$37,494
Accounts receivable, net of allowance	10,967,648	3,564,770
Inventories	105,318	13,441
Other current assets	25,601	20,230
Total current assets	11,691,818	3,635,935
Property and equipment, net	55,775	27,782
Accounts receivable, long-term	4,479,743	983,440
Debt issuance cost, net	—	24,361
Other assets	7,548	5,879
Deferred tax asset	248,455	248,455
Total assets	$16,483,339	$4,925,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$453,329	$191,002
Accrued liabilities	822,162	187,502
Accrued interest	1,545,696	1,011,414
Accrued marketing	6,155,825	1,411,493
Notes payable to related parties	199,067	406,664
Notes payable, current portion, net of discount of $2,077,781 and $98,922, respectively	3,133,984	5,639,594
Settlement liabilities	100,000	248,000
Liabilities of discontinued operations	961,831	—
Derivative liabilities	2,581,220	—
Deferred tax liabilities	459,411	459,411
Total current liabilities	16,412,525	9,555,080
Total liabilities	16,412,525	9,555,080

Commitments and contingencies (Note 10)

Shareholders’ equity (deficit):
Preferred stock, no par value, 10,000,000 shares authorized:
Series D – 500,000 issued; 500,000 and 174,184 shares outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference $20,000,000	—	—
Series B – 66,808 and none issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference $2,004,240 and $0	—	—
Series C – 220 and none issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference $22,000 and $0	—	—
Series A – none issued and outstanding at September 30, 2014 and December 31, 2013, respectively (liquidation preference $0 and $0)	—	—
Common stock, no par value: 1,400,000,000 and 1,100,000 shares authorized, 376,308,158 and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	52,668,036	35,624,371
Accumulated deficit	(52,397,222)	(40,053,599)
Treasury stock at cost, 389,623 shares at September 30, 2014 and December 31, 2013, respectively	(200,000)	(200,000)
Total shareholders’ equity (deficit)	70,814	(4,629,228)
Total liabilities and shareholders’ equity (deficit)	$16,483,339	$4,925,852

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$22,895,889	$403,315	$55,358,161	$4,041,600

Cost of net revenues	1,126,369	168,741	2,433,286	497,552

Gross profit	21,769,520	234,574	52,924,875	3,544,048

Operating expenses:
Selling and marketing – stock based	2,612,051	—	11,391,301	—
Selling and marketing – non stock-based	6,445,120	185,544	17,743,206	945,000
Total selling and marketing (Notes 2 and 9)	9,057,171	185,544	29,134,507	945,000
General and administrative – stock based	750	—	101,518	—
General and administrative – non stock based	793,896	219,190	2,275,305	893,852
Total general and administrative	794,646	219,190	2,376,823	893,852
Total operating expenses	9,851,817	404,734	31,511,330	1,838,852
Operating income (loss)	11,917,703	(170,160)	21,413,545	1,705,196

Other income (expense):
Interest expense	(10,959,086)	(193,178)	(26,225,781)	(1,561,079)
Warrant modification expense	—	—	(7,111,444)	—
Loss on extinguishment of debt	(231,687)	—	(142,714)	—
Excess fair market value of derivative liabilities	(38,812)	—	(38,812)	—
Loss on change in fair market value of derivative liabilities	(240,017)	—	(240,017)	—
Other expense, net	1,600	(154)	1,600	(154)
Total other income (expense)	(11,468,002)	(193,332)	(33,757,168)	(1,561,233)
Income (loss) before income taxes	449,701	(363,492)	(12,343,623)	143,963
Provision (benefit) for income taxes	—	(254,919)	—	100,962
Net income (loss)	$449,701	$(108,573)	$(12,343,623)	$43,001

Income (loss) per common share - basic	$0.00	$(0.00)	$(0.06)	$0.00
Income (loss) per common share - diluted	$0.00	$(0.00)	$(0.06)	$0.00

Weighted average number of common shares used in basic calculations	346,753,110	—	218,024,208	—
Weighted average number of common shares used in diluted calculations	1,400,000,000	—	218,024,208	175,729,260

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity (Deficit)
Balance — December 31, 2013	174,184	$—	—	$—	—	$—	—	$—	—	$—	$35,624,371	$(40,053,599)	$(200,000)	$(4,629,228)
Shares retained in merger and net liabilities assumed	—	—	72,415	—	1,245	—	—	—	287,582,556	—	(2,185,778)	—	—	(2,185,778)
Repurchase and cancellation of stock	(7,549)	—	—	—	—	—	—	—	—	—	(506,000)	—	—	(506,000)
Stock issued for services	174,943	—	—	—	—	—	—	—	—	—	11,491,301	—	—	11,491,301
Stock issued to cancel warrants	155,823	—	—	—	—	—	—	—	—	—	7,111,444	—	—	7,111,444
Stock issued to settle debt	2,599	—	—	—	—	—	—	—	12,155,602	—	664,878	—	—	664,878
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	322,785	—	—	322,785
Series B Preferred stock conversions	—	—	(5,607)	—	—	—	—	—	56,070,000	—	—	—	—	—
Series C Preferred stock conversions	—	—	—	—	(1,025)	—	—	—	20,500,000	—	—	—	—	—
Stock options expense	—	—	—	—	—	—	—	—	—	—	1,518	—	—	1,518
Elimination of derivative liability	—	—	—	—	—	—	—	—	—	—	143,517	—	—	143,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,343,623)	—	(12,343,623)
Balance — September 30, 2014	500,000	$—	66,808	$—	220	$—	—	$—	376,308,158	$—	$52,668,036	$(52,397,222)	$(200,000)	$70,814

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,343,623)	$43,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant modification expense	7,111,444	—
Loss on extinguishment of debt	142,714	—
Loss on fair market value of derivative liability	278,829	—
Stock issued for services rendered	11,492,819	—
Loss on accounts receivables sold to factor	24,679,917	873,201
Depreciation and amortization	9,294	2,827
Loss on disposal of property and equipment	5,184	—
Amortization of debt discount	467,048	121,829
Amortization of debt issuance costs	24,361	55,349
Deferred tax provision (benefit)	—	100,962
Changes in operating assets and liabilities:
Accounts receivable	(54,890,317)	(3,561,475)
Inventories	(91,877)	5,302
Other current assets	(7,040)	10,986
Accounts payable	(88,485)	121,712
Accrued liabilities	55,847	37,490
Accrued interest	760,195	52,089
Accrued marketing	4,744,332	442,236
Settlement liabilities	(140,000)	(14,000)
Net cash used in operating activities	(17,789,358)	(1,708,491)

Cash flows from investing activities:
Capital expenditures	(37,287)	—
Cash acquired in connection with reverse merger	485,012	—
Net cash provided by investing activities	447,725	—

Cash flows from financing activities:
Proceeds from sale of accounts receivable to factor	19,311,219	1,358,759
Repurchase and cancellation of stock	(506,000)	—
Repayment of notes payable	(647,833)	(14,882)
Borrowings from related parties	246,767	53,131
Repayments to related parties	(506,763)	—
Net cash provided by financing activities	17,897,390	1,397,008

Increase (decrease) in cash and cash equivalents	555,757	(311,483)
Cash and cash equivalents at beginning of period	37,494	325,551
Cash and cash equivalents at end of period	$593,251	$14,068

Supplemental disclosure of cash flow information:
Cash paid for interest	$222,827	$475,504
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$644,320	$—
Conversion of accrued interest into note payable	$20,833	$—
Creation of obligations through settlements	$500,000	$—
Net liabilities assumed from reverse merger	$2,185,778	$—

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

1.	Business

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

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corporation (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger (the “APM”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, we entered into an agreement with our primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby we agreed to issue 166,664 (or approximately one-third of the 500,000 shares) of our Series D Preferred Stock issued in connection with the APM. The TPS shares were committed in exchange for future marketing services with our Company on a performance basis. At September 30, 2014, 166,664 shares had been earned by, and deemed issued to, TPS with no shares remaining to be earned and issued. Additionally, in accordance with the APM, certain of our convertible promissory notes were exchanged for new convertible promissory notes, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest. The APM closed on March 31, 2014 (the “Acquisition Date”).

For accounting purposes, this transaction was treated as a reverse-acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, since control of our Company passed to the PDC shareholders. We determined for accounting and reporting purposes that PDC is the acquirer because of the significant holdings and influence of its control group (which includes Mesa) before and after the acquisition. Immediately subsequent to this transaction, the PDC control group owned approximately 40% of our issued and outstanding common stock on a diluted basis. In addition, the Series D preferred shares are the only preferred shares with voting rights. With these voting rights, the PDC control group controlled approximately 63% of our voting power on a diluted basis after the acquisition. Additionally, the PDC control group, pre-acquisition, was significantly larger than Praxsyn in terms of assets and operations. Finally, the future operations of the PDC control group will be our Company’s primary operations and more indicative of the operations of the consolidated entity on a going forward basis.

Accordingly, the consolidated assets and liabilities of PDC are reported at historical costs and the historical consolidated results of operations of PDC will be reflected in our filings subsequent to the acquisition as a change in reporting entity. The assets and liabilities of Praxsyn are reported at their carrying value, which approximated their fair value, on the Acquisition Date and no goodwill was recorded. Praxsyn’s results of operations will be included from the Acquisition Date. The following is a schedule of Praxsyn’s assets and liabilities at the Acquisition Date:

Assets:
Cash	$485,012
Fixed assets	5,184
Total assets	490,196
Liabilities:
Accounts payable	362,582
Accrued expenses	588,401
Accrued interest	96,362
Convertible debentures	666,798
Liabilities of discontinued operations	961,831
Total liabilities	2,675,974
Net liabilities assumed	$(2,185,778)

The following is pro-forma revenue and earnings information for the nine months ended September 30, 2014 and 2013 assuming both our Company and PDC had been combined as of January 1, 2013. Amounts have been rounded to the nearest thousand and are unaudited:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Sales, net	$55,358,161	$4,041,600
Net loss from continuing operations	$(20,832,137)	$(6,510,525)
Net loss	$(20,835,585)	$(6,546,448)
Net loss per share – basic and diluted	$(0.08)	$(0.07)

Management’s Plan of Operations

There are two significant influences to the losses we have reported in 2014. First, our revenue recognition, as discussed in Note 2, is based on our estimate of the net realizable value of each of our customer billings. We invoice our customers, which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenue based on historical collection trends. Second, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the recorded accounts receivable.

These two influences have had a material impact on our operating results, but also offer a major opportunity for profit growth as we move forward. We have recently formed a subsidiary named NexGen Med Solutions, LLC (“NexGen”), which will allow us to greatly expand our accounts receivables collection effort. We believe this will allow us to improve our collections, increase the net realizable value of our gross billing revenues, and reduce our dependency on factoring. In addition we continue to seek more conventional financing which will allow us to further move away from factoring and reduce our interest expense. Finally, we continue to seek new markets for our transdermal creams which will diversify our business, increase profitability and improve shareholder value. While there is no certainty that we will be able to achieve these goals, Management is hopeful we will be successful.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the notes to the consolidated financial statements, we have omitted disclosures which would substantially duplicate those contained in the audited consolidated financial statements for the most recent fiscal year of 2013 for Praxsyn as reported in our Form 10-K or for PDC as reported in our Form 8-K/A filed July 16, 2014 (“Annual Filings”). In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our consolidated financial position, results of operation and cash flows. The consolidated results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of our Annual Filings.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PDC, including Mesa and NexGen, for the three- and nine-month periods ended September 30, 2014 and 2013, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, management has funded operations primarily through proceeds received in connection with factoring of accounts receivable on a nonrecourse basis from two primary factors, issuances of notes payable, and through sales of common stock. Also, our business is concentrated within the workers compensation market for which the collection of payments on receivables may be delayed for a significant period depending on various factors. Additionally, we are dependent upon a few third party marketing services, one of them being a related party, and we derive almost 100% of our revenues from customers referred by the marketing services. During the nine months ended September 30, 2014 and 2013, we incurred a net loss of $12,343,623, and generated net income of $43,001, respectively. $11,492,819 of the net loss during the 2014 period consisted of stock-based expenses. We also had minimal stockholders’ equity as of September 30, 2014. Management believes that it will need additional accounts receivable factoring, or debt/equity financing to be able to implement our business plan. Given the indicators described above, there is substantial doubt about our ability to continue as a going concern.

Management is attempting to find additional financing sources to replace or supplement the current factoring of accounts receivable to sustain operations until it can achieve profitability. Management believes that the replacement of the factoring of accounts receivable with more conventional financing will lead our Company to achieve profitability much sooner and with substantial results. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management are revenue recognition along with the related allowance for doubtful accounts and contractual receivables, the allocation of accounts receivable between current and long-term, the value of stock-based compensation awards, the amount of potential legal settlements and contingencies, the fair market value of assets and liabilities of Praxsyn and the realization of deferred tax assets. Actual results could differ from those estimates. Management performs a periodic retrospective review of estimates and modifies assumptions as deemed appropriate.

Revenue Recognition

We sell compounding pharmaceutical products directly through our pharmacy and record the associated revenues using the net method, as required under ASC 954-605-25, Health Care Entities – Revenue Recognition. Compounding prescription revenue is recorded at established billing rates less estimated contractual adjustments with each respective insurance carrier. Net revenues represent the amount each respective insurance company and the California Workers Compensation Fund are expected to pay us. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collection is probable. Our pharmacy revenues are recognized when both the compounding prescriptions and customer shipment services are performed.

Net revenues consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross billing revenues	$49,770,675	$865,128	$119,622,705	$8,207,940
Less: estimated contractual and other adjustments	(26,874,786)	(461,813)	(64,264,544)	(4,166,340)
Net billing revenues	$22,895,889	$403,315	$55,358,161	$4,041,600

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for pharmaceutical compounds delivered to patients. We record an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assesses specific identifiable accounts considered at risk or uncollectible. As discussed above, we have factored a significant amount of our accounts receivable. The difference between the estimated net realizable value of accounts receivable, which we have recorded as net revenues, and the factored amounts has been recorded in the consolidated statements of operations as interest expense.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.

Shipping and Handling

Shipping and handling costs incurred are included in general and administrative expenses. The amount of revenue received for shipping and handling is less than 0.5% of revenues for all periods presented.

Cash Equivalents

We consider all highly liquid, income bearing investments purchased with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Our inventories consist of pharmaceutical ingredients used within our compounding products. Our inventories for all periods presented are predominantly raw materials.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the remaining term of the lease. For tax purposes, accelerated tax methods are used. We expense all purchases of equipment with individual costs of under $1,000. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

Debt Issuance Costs

We capitalize direct costs related to the issuance of debt, including finder’s fees, underwriting and legal costs. The debt issuance costs are recorded as an asset and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the extinguishment of the related debt, any unamortized debt issuance costs are expensed as interest expense.

Impairment of Long-Lived Assets

We review our long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. Under that directive, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Such group is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Convertible Debt and Warrants Issued with Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470, Debt with Conversion and Other Options and ASC 740, Beneficial Conversion Features. We record a beneficial conversion feature (“BCF”) when convertible debt is issued with conversion features at fixed or adjustable rates that are below market value when issued. If, however, the conversion feature is dependent upon a condition being met or the occurrence of a specific event, the BCF will be recorded when the related contingency is met or occurs. The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized to interest over the life of the underlying debt using the effective interest method.

We calculate the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of ASC 718, Compensation – Stock Compensation, except that the contractual life of the warrant is used. Under these guidelines, we allocate the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

For modifications of convertible debt, we record the modification that changes the fair value of an embedded conversion feature, including a BCF, as a debt discount which we amortize to interest expense over the remaining life of the debt. If modification is considered substantial (i.e. greater than 10% of the carrying value of the debt), an extinguishment of debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Fair Value of Financial Instruments

We utilize ASC 820-10, Fair Value Measurement and Disclosure, for valuing financial assets and liabilities measured on a recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2014 and December 31, 2013, we did not have any level 3 assets or liabilities. As of September 30, 2014, the derivative liabilities are considered level 2 items.

Stock Based Compensation

We account for our share-based compensation in accordance with ASC 718-20, Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

We have issued warrants exercisable into our common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the nine months ended September 30, 2014 and 2013.

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

Income Taxes

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, there have been no interest or penalties assessed or paid.

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Net Income (Loss) Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

Concentrations, Uncertainties and Other Risks

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (FDIC) insurance premiums. We have never experienced any losses related to these balances.

Revenues and accounts receivable - Financial instruments that potentially subject us to credit risk principally consist of receivables. Amounts owed to us by insurance companies account for a substantial portion of the receivables. This risk is limited due to the number of insurance companies comprising our customer base and their geographic dispersion. The risk is further limited by our ability to factor our receivables. For the three and nine months ended September 30, 2014 and 2013, no single customer represented more than 10% of revenues or accounts receivable, net.

The majority of our accounts receivable arise from product sales and are primarily due from insurance companies. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. Conditions in the normal course of business, including inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. For accounts receivable that are held and not factored, we do not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on our consolidated financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

During the three and nine months ended September 30, 2014 and 2013, revenues generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients located throughout Southern California represented 100% of total revenues. At times the collection on these receivables can take in excess of one year, during which we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

During the nine months ended September 30, 2014 and 2013, we retained principal consultants to help us market with customers for our products. The terms of the consulting agreements entitled the consultants to receive amounts ranging from 13% to 17.5% of the gross prescription sales generated. We estimate that these two consultants’ marketing efforts generated almost 100% of the revenue for each period presented. Fees for these two consultants represented nearly all of our selling and marketing expense. In addition, on March 31, 2014, we added one of these consultants to our Board of Directors. Management believes the loss of these consultants to our Company would have a material adverse impact on our consolidated financial position, results of operations, and cash flows. For the nine months ended September 30, 2014 and 2013, the consultants earned the following:

Nine Months Ended:
September 30, 2014	$29,134,507	Includes stock-based compensation of $11,391,301
September 30, 2013	$945,000	Includes no stock-based compensation

The amounts payable to the consultants at September 30, 2014 and December 31, 2013 were $6,155,825 and $1,411,493, respectively.

The pharmaceutical industry is highly competitive and regulated, and our future revenue growth and profitability is dependent on our timely product development, ability to retain proprietary formulas, and continued compliance. The compounding, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of our products are subject to regulation by one or more U.S. and California agencies, including the Board of Pharmacy, the Food and Drug Administration, the Federal Trade Commission, and the Drug Enforcement Administration as well as several other state and local agencies in localities in which our products are sold. In addition, we compound and market certain of our products in accordance with standards set by organizations, such as the United States Pharmacopeia Convention, Inc. We believe our policies, operations and products comply in all material respects with existing regulations. Healthcare reform and a reduction in the coverage and reimbursement levels by insurance companies and government agencies and/or a change in the regulations or compliance with related agencies and/or a disruption in our ability to maintain our competitiveness may have a material impact on our consolidated financial position, results of operations, and cash flows.

Vendors - As of September 30, 2014 and December 31, 2013, two suppliers made up substantially 100% of our direct materials. Management believes the loss of either supplier to this organization would have a material impact on our consolidated financial position, results of operations, and cash flows. If our Company’s relationship with one of our vendors was disrupted, we could have temporary difficulty filling prescriptions for worker’s compensation related drugs until a replacement wholesaler agreement was executed, which would negatively impact our business.

For the nine months ended September 30, 2014 and 2013, purchases made for pharmaceutical compounding materials obtained from these vendors were $1,714,679 and $164,345, respectively. The amounts payable at September 30, 2014 and December 31, 2013 for such costs were $47,020 and $58,594, respectively.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

3.	Accounts Receivable

Accounts receivable consist of the following at:

	September 30, 2014	December 31, 2013
Accounts receivable	$35,772,544	$10,814,161
Allowance for doubtful accounts	(20,325,153)	(6,265,951)
Subtotal	15,447,391	4,548,210
Less: long-term portion	(4,479,743)	(983,440)
Current portion	$10,967,648	$3,564,770

We have sold a significant portion of our gross billing accounts receivable, in groups of receivables, to various factors on a non-recourse basis. Under the factoring agreements, we receive initial net proceeds ranging from 20% to 25% of the gross accounts receivable sold in each group. The agreements also allow for our receipt of additional proceeds once the factors’ collections have reached a certain collection benchmark for each group of receivables sold. In addition, for certain groups of receivables, we may also receive additional proceeds upon the passage of eighteen months. Although we expect we may ultimately receive up to 35% of our gross billings from our factors, we will not record any additional receipts until such funds have actually been received. The difference between the recorded amount of the accounts receivable and the amount received has been treated as interest expense.

We have granted one factor a first security interest in all accounts receivable that have not been sold to another factor. In addition, we provided the same factor with a first right of refusal to purchase future receivables.

During the three and nine months ended September 30, 2014 and 2013, our factoring activity has been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross billing receivables sold	$40,227,075	$200,595	$94,876,495	$4,852,088
Adjustment to net revenues (for estimated contractual and other adjustments)	(21,722,621)	(108,321)	(51,233,307)	(2,620,128)
Interest expense related to proceeds received from factors	(10,123,120)	(22,065)	(24,331,969)	(873,201)
Proceeds received from factors	$8,381,334	$70,209	$19,311,219	$1,358,759

4.	Property and Equipment, Net

Property and equipment consist of the following at:

	September 30, 2014	December 31, 2013
Machinery and equipment	$27,229	$22,629
Computer equipment	31,473	13,406
Furniture and fixtures	3,997	3,997
Leasehold improvements	39,369	24,749
	102,068	64,781
Less: accumulated depreciation	(46,293)	(36,999)
	$55,775	$27,782

Depreciation expense for the nine months ended September 30, 2014 and 2013 amounted to $9,294 and $2,771, respectively.

5.	Notes Payable and Accrued Interest

Notes payable and accrued interest consisted of the following at:

	September 30, 2014		December 31, 2013
	Principal	Accrued Interest	Principal	Accrued Interest
Non-related parties:
2007 – 2009 convertible notes	$315,000	$105,701	$497,000	$78,083
2010 profit sharing notes	175,000	360,013	675,000	383,163
2010 and 2011 secured bridge notes	449,275	83,121	449,275	72,901
2012 convertible promissory notes	3,175,125	828,609	3,299,875	410,174
Promissory notes	772,365	52,382	817,366	5,793
Convertible debentures	325,000	107,556	—	—
Less: unamortized discount	(2,077,781)		(98,922)
Subtotal – non-related parties	3,133,984	1,537,382	5,639,594	950,114
Related parties:
2007 – 2009 convertible notes	—	—	152,500	43,300
2012 Convertible promissory notes	—	—	150,000	18,000
Unsecured promissory notes	146,667	5,196	—	—
Convertible note	52,400	3,118	—	—
Notes payable to Officer	—	—	104,164	—
Subtotal – related parties	199,067	8,314	406,664	61,300
Total	3,333,051	1,545,696	6,046,258	1,011,414
Current portion	(3,333,051)	(1,545,696)	(6,046,258)	(1,011,414)
Long-term portion	$—	$—	$—	$—

2007 – 2009 Convertible Notes

The 2007 – 2009 Convertible Notes were initially issued in 2007 to 2009 to a series of individuals, including a related party who is a relative of the founder of the PDC control group. These notes are unsecured. The non-related party notes in this category bear interest rates ranging from 18% to 33% per annum and the related party notes bear interest rates ranging from 18% to 48% per annum.

On March 31, 2014, we entered into a Note Conversion Agreement with a shareholder and holder of one of the 2007 – 2009 Convertible Notes with a principal amount of $100,000. Under the conversion agreement, the principal was converted into 1,505 shares of Series D Preferred Stock and we issued a new Unsecured Promissory Note for the remaining balance of accrued and unpaid interest totaling $20,833 which has been repaid as of September 30, 2014. See Unsecured Promissory Notes section below. As a result of this transaction, we recorded a loss on extinguishment of debt of $100,000 during the nine months ended September 30, 2014.

All notes in this category, which were originally written on PDC, contained a provision allowing for conversion into common stock only if PDC became a public entity. This conversion provision allowed for the conversion of all unpaid principal and accrued interest at the rate of the average closing price of the common stock for the 10 days prior to conversion. Upon finalization of the merger on March 31, 2014 as discussed in Note 1, the remaining notes in this category were rewritten with the following changes (i) the conversion feature was modified to allow for conversion into one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest and (ii) the maturity date of the notes was changed to allow for future payment of principal and accrued interest when our company’s resources would allow. The modification of the conversion feature created a beneficial conversion feature (“BCF”) of $322,785 and, in accordance with the requirements of ASC 470-50, we have recorded that amount as a loss on extinguishment of debt for the three and nine months ended September 30, 2014.

On September 19, 2014, we repaid principal and interest on notes in this category with face value totaling $95,000. In connection with this transaction, we recorded a gain on extinguishment of debt of $182. On September 30, 2014, we entered into a Settlement Agreement and Mutual Release with the related party note holder referred to above. Under the agreement, we settled notes in this category with face value totaling $152,500 along with a 2012 Convertible Promissory note (see below) with a face value of $150,000. Under the settlement agreement, we paid the note holder $302,500 in full settlement of the notes, including accrued interest, and recorded a gain on extinguishment of debt in the amount of $99,704 and eliminated $143,517 in derivative liability, which was recorded to additional paid-in capital upon extinguishment.

Because these notes were previously past-due and now have no fixed maturity date, we have reflected them as current liabilities at each balance sheet date in the accompanying consolidated financial statements.

2010 Profit Sharing Notes

The Profit Sharing Notes were initially issued in 2010, have a term of four (4) years, and pay interest monthly at rates ranging from 0.1% to 5% of the cash receipts from prescription sale. These notes are collateralized by all receivables generated by sales of prescriptions.

On March 10, 2014, as amended on May 1, 2014, we finalized a settlement agreement with All American T.V., Inc./John Casorio (“AATV”), a shareholder and a holder of one of the 2010 Profit Sharing Notes under which we, among other things, agreed to repay the note and accrued interest for a total payment of $600,000. Based on the finalized settlement agreement, we reclassified this note to Settlement Liabilities in 2014 (see Note 6). In connection with the settlement agreement, we recorded a gain on extinguishment of debt during the nine months ended September 30, 2014 in the amount of $180,973.

At both September 30, 2014 and December 31, 2013, these 2010 Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default, and no conversions have taken place to date.

2010 and 2011 Secured Bridge Notes

These Secured Bridge Notes were initially issued in 2010 and 2011 and were to be repaid at the time of a major funding from a specified funding source. Certain of the notes accrue interest at one-time flat-rates ranging from 15% to 22.5% and others at an annual rate of 15% per annum. The notes are collateralized by all receivables generated by sales of prescriptions. At both September 30, 2014 and December 31, 2013, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since funding from the funding source was never obtained.

2012 Convertible Promissory Notes

These Convertible Promissory Notes were issued during the second half of 2012, and have a term of four (4) years. One of these notes was issued to a related party, a relative of the founder of the PDC control group. All of these notes bear interest at 18% per annum. Each note including, accrued interest, may be converted at the option of the note holder at any time on or after the second anniversary of the note into an amount of our common shares calculated by dividing the amount to be converted by 95% of the average daily volume weighted average price of our common stock during the five days immediately prior to the date of conversion.

On March 31, 2014, we entered into a Note Conversion Agreement with the holder of a 2012 Convertible Promissory Note in the principal amount of $124,750, whereby the 2012 Convertible Promissory Note and accrued and unpaid interest of $20,584 was exchanged for 1,094 shares of our Series D Preferred Stock. No gain or loss was recorded in connection with this transaction.

During the three months ended September 30, 2014, notes in this category with a face value of $2,820,575 became convertible. Based on the requirements of ASC 815, we determined that as each note reached its convertibility date, a derivative liability was triggered, the amounts of which we calculated using the Black-Scholes valuation method with the following range of assumptions:

Stock price per share	$0.04080 to $0.06200
Exercise price per share	$0.03858 to $0.05759
Time to maturity in years	1.75 to 2.00
Annual risk-free interest rate	0.47% to 0.58%
Annualized volatility	250% to 283%

As such, in the three-month period ended September 30, 2014, we recorded an initial derivative liability of $2,484,719 for these notes consisting of debt discount of $2,445,908, which will be amortized over the remaining term of the notes, and a charge to earnings of $38,812. In addition, during the three months ended September 30, 2014, we amortized $368,127 of debt discount to interest expense and recorded an expense of $240,017 related to the change in fair market value of the derivative liability.

On September 30, 2014, we entered into a Settlement Agreement and Mutual Release with the related party holder of a 2012 Convertible Promissory Note. See 2007 – 2009 Convertible Notes section above.

Subsequent to September 30, 2014, we entered into Settlement Agreement and Mutual Release agreements with two of these noteholders. See Note 13 for further information.

At both September 30, 2014 and December 31, 2013, we were in default of the interest payments required under the 2012 Convertible Promissory notes. Therefore these notes are reflected as current liabilities at each balance sheet date presented.

Promissory Notes

The Promissory Notes consist of the following at:

	September 30, 2014	December 31, 2013
Non-related parties:
Note dated November 18, 2013	$772,365	$772,365
Note dated January 1, 2014	—	45,000
Subtotal	772,365	817,365
Related parties:
Note dated February 20, 2014	96,667	—
Note dated March 11, 2014	50,000	—
Subtotal	146,667	—
	$919,032	$817,365

On November 18, 2013, we issued a Secured Promissory Note with a principal amount of $772,365. This note, which was issued in exchange for previous notes payable and accrued interest, has a term of five (5) years, bears interest at 18% per annum, and requires monthly payments of $19,613. The note is secured by certain of our accounts receivable. At both September 30, 2014 and December 31, 2013, we were in default of the monthly payment requirement and have therefore reflected this note as a current liabilities at each balance sheet date. Subsequent to September 30, 2014, we entered into a Settlement Agreement and Mutual Release in connection with this note. See Note 13 for further information.

Effective December 31, 2014, we issued an Unsecured Promissory Note for $45,000. This note had a term of six months, had no stated interest rate, and was repayable in monthly payments of $7,500. As of September 30, 2014, this note had been repaid.

On February 20, 2014 we issued an Unsecured Promissory Note for $96,667 to a company whose Managing Member is a shareholder. This note, which had a stated interest rate of 0.5% per month (6% per annum), was repayable in thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes are currently past due.

Convertible Debentures

The Convertible Debentures were assumed March 31, 2014 as a result of the Merger discussed in Note 1. The convertible debentures, which bear interest at 8% per annum, were due in August 2013 and are therefore past due. They are convertible into shares of our common stock at the rate of $0.50 per share. There was no activity with respect to these convertible debentures during the six months ended September 30, 2014.

Convertible Note (Related Party)

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder. The convertible note, which has a stated interest rate of 6% per annum, was to be repaid in April 2014 and is therefore past due. The note is convertible at the option of the note holder into 260 shares of Series B Preferred Stock. As of September 30, 2014, the total principal amount outstanding for this note was $52,400.

Notes Payable to Officers

These unsecured notes resulted from advances made in 2013 and 2014, primarily by our Pharmacist in Charge. All amounts, which were due with no stated interest, have been repaid by September 30, 2014.

6.	Settlement Liabilities

Settlement liabilities consist of the following at:

	September 30, 2014	December 31, 2013
Myhill	$100,000	$200,000
Primary Care	—	48,000
Subtotal	$100,000	$248,000

Myhill

On August 28, 2012, we received a claim from Roger Saxton, Loren Myhill, Lucas Myhill, Beryl Myhill, and Ann Marie Kaumo (collectively the “Myhill Litigants”) seeking $358,433 for delayed public entry and illiquidity stemming from an investment made by the Myhill Litigants. On January 6, 2014, we entered into a Settlement and Mutual General Release Agreement with the Myhill Litigants under which they agreed to release all claims against us and relinquish all shares of PDC they owned in exchange for $200,000, $20,000 of which was payable on execution of the settlement agreement and the remainder payable at $10,000 per month over the following 18 months. In connection with this transaction, the $200,000 has been recorded as Treasury Stock.

The settlement agreement requires Counsel for the Plaintiffs to hold the PDC stock certificates during pendency of the payout period. During such period, Plaintiffs shall have no right to vote such shares, transfer such shares, or encumber such shares, and will not be entitled to receive cash dividends or stock dividends or any distributions based on ownership of such shares. The Plaintiffs shall return each of their stock certificates to the Company with a full executed stock power sufficient to transfer such shares. In the event of any transaction by the Company, including merger or buyout, that results in Plaintiffs’ shares of PDC to be converted to shares of another entity, such obligations and restrictions stated herein shall apply to such new or different shares.

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

On May 15, 2014 we entered into a new settlement agreement with Primary Care under which we paid them $40,000 in full satisfaction of all remaining amounts owed them. In connection with this new settlement agreement, we recorded a gain on extinguishment of debt in the amount of $8,000 during the three and nine months ended September 30, 2014.

Forte Capital

This obligation was assumed March 31, 2014 in the amount of $289,398 as a result of the Merger discussed in Note 1. The obligation arose from a March 2014 agreement with Forte Capital Partners, LLC under which we agreed to repay amounts outstanding under a 14% convertible debenture with a total of 14,351,322 shares of our common stock, issuable in six monthly installments of 2,391,887 shares beginning in March 2014. 2,391,887 shares were issued prior to the merger discussed in Note 1 and 11,959,435 were issued post-merger. As of September 30, 2014, we have issued all shares required under the agreement with Forte Capital and no further amounts are owed.

AATV

As discussed in Note 5, on May 1, 2014, we finalized a settlement agreement with AATV. Under the finalized agreement, we agreed to pay AATV $1,100,000 for the following:

●	$600,000 for the full repayment of principal and accrued interest on a Profit Sharing Note, $100,000 of which was paid in March 2014 (see Note 5).

●	$500,000 for the repurchase of 7,504 Series D Preferred shares, representing the amount of AATV’s original investment (see Note 8).

As of September 30, 2014, we had paid all amounts owed under our obligation to AATV.

7.	Liabilities of Discontinued Operations

Liabilities of discontinued operations totaling $961,831 represent the liabilities of our interest in our subsidiary Pet Airways, Inc. On March 26, 2014, we issued 60,000,000 common shares to a company controlled by two former officers of our Company in exchange for the former officers’ agreement to purchase our interest in Pet Airways and to forgive their unpaid wages. The former officers’ agreement to purchase our interest in Pet Airways was meant to relieve us of these debts. As of September 30, 2014, the former officers had not fulfilled their obligation to purchase our interest in Pet Airways, and other matters between the parties are in dispute.

We have endeavored to resolve our disputes with the former officers, including their fulfillment of their obligation to purchase the interest in Pet Airways, but to date have been unsuccessful. Subsequent to September 30, 2014 we agreed to participate in non-binding mediation for the matters in dispute. If we are unable to come to a satisfactory resolution through this process, we will likely pursue litigation.

Because of the foregoing factors, we have continued to recognize these liabilities in the accompanying consolidated balance sheets.

8.	Capital Stock

Common Stock

We are authorized to issue 1,400,000,000 shares of no par value common stock. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of our Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the nine months ended September 30, 2014, we issued a total of 12,155,602 common shares to settle debt. These shares were issued under agreements made by previous management prior to the merger discussed in Note 1. 11,959,435 shares were issued to a Forte Capital as discussed in Note 6. 196,197 shares were issued to a vendor for pre-merger services provided. The shares were valued at the market price of our stock on the date of issuance and we recorded a loss on extinguishment of debt of $8,788 for this transaction during the nine months ended September 30, 2014.

Preferred Stock

We are authorized to issue 10,000,000 shares of no par value preferred stock and as of September 30, 2014 have designated four (4) series of preferred stock whose rights are described below.

Series D Preferred Stock - on December 30, 2013, we filed a Certificate of Designations with the State of Illinois under which we designated 500,000 shares of Preferred Stock as Series D Preferred Stock (the “Series D Preferred”). The following describes certain information with respect to the Series D Preferred Stock:

Ranking – The Series D Preferred ranks, with respect to rights upon liquidation, dissolution or winding-up of the affairs of our Company (collectively “Liquidation”), (i) senior to the Common Stock, (ii) equal to the Series B Preferred Stock, (iii) senior to any and all other classes or series of our Preferred Stock whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of holders of at least sixty-seven percent (67%) of the Series D Preferred issued and outstanding at the time of any such vote or written consent, and (iv) junior to any and all existing and future indebtedness of the Company.

Right of Conversion – Any holder of Series D Preferred shall have the right to convert any or all of the their Series D Preferred into a number of fully paid and non-assessable shares of common stock at the rate of 1,000 common shares for each share of Series D Preferred. No conversion will be allowed which would cause the common share beneficial ownership of the holder and its affiliates to exceed 4.9% of our issued and outstanding common shares after such conversion unless such provision is waived by the holder with 61 days’ notice.

Dividends – Series D Preferred shall not be entitled to dividends.

Liquidation – In the event of any Liquidation, holders of Series D Preferred shall be entitled to $40 per share. If upon any Liquidation, our remaining assets are insufficient to pay the Series D Preferred holders the full $40 per share to which they are entitled, then the remaining assets shall be distributed on a pro rata basis to all holders of the Series D Preferred and any other class of our capital stock that ranks equal to the Series D Preferred.

The repurchased and cancelled shares consist mainly of 7,504 shares repurchased in connection with the AATV settlement agreement. See Notes 5 and 6.

The shares issued for services consist of 166,664 shares issued to TPS as described in Note 1 and 8,279 shares issued to other service providers. All of these share issuances were valued at the market price of the common equivalent shares as of the date earned. In connection with their issuance, we made the following charges to expense for the three and nine-month periods ended September 30, 2014:

	Three Months Ended	Nine Months Ended
Selling and marketing	$2,612,051	$11,391,301
General and administrative	750	101,518
	$2,612,801	$11,492,819

On March 17, 2014, all of the outstanding warrants of the PDC control group were exchanged for PDC common stock. The Company converted all common and preferred warrants, whether expired or not, into common stock without consideration for the strike price upon the terms and provisions set forth in the warrant agreements. The conversion resulted in an issuance of 155,823 Series D Preferred shares. This conversion was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date using the Black-Scholes option pricing model, resulting in a loss of $7,111,444 being recorded during the three months ended March 31, 2014. Subsequent to the March 17, 2014 conversion, no warrants for the PDC control group remained outstanding.

As discussed in Note 5, on March 31, 2014, we settled certain notes payable and issued a total of 2,599 Series D Preferred shares in connection therewith. 1,505 and 1,094 shares were issued in connection with the settlements of a 2007-2009 Convertible Note and a 2012 Convertible Promissory Note, respectively.

Series B Preferred Stock - on March 15, 2013, we filed a Certificate of Designations with the State of Illinois under which we designated 80,000 shares of our Preferred Stock as Series B Preferred Stock (the “Series B Preferred”). The following describes certain information with respect to the Series B Preferred Stock:

Ranking – The Series B Preferred has the same ranking as the Series D Preferred described above.

Right of Conversion – Any holder of Series B Preferred shall have the right to convert each of their Series B Preferred shares into a number of fully paid and non-assessable shares of common stock calculated as follows: 0.001% of the number of shares of the our Common Stock that would be issued and outstanding after the hypothetical conversion and issuance of all of the outstanding shares of any and all classes of convertible stock and/or any and all other convertible debt instruments, options and/or warrants outstanding at the time of conversion (the “Series B Conversion Ratio”). In no event shall the Series B Conversion Ratio be less than 4,300 shares of common stock for each Series B Preferred share and more than 10,000 shares of Common Stock for each Series B Preferred share. No conversion will be allowed which would cause the common share beneficial ownership of the holder and its affiliates to exceed 4.9% of our issued and outstanding common shares after such conversion unless such provision is waived by the holder with 61 days’ notice.

Dividends – Series B Preferred shall not be entitled to dividends.

Liquidation – In the event of any liquidation, dissolution or winding-up of the affairs of our Company (collectively, a “Liquidation”), holders of Series B Preferred shall be entitled to $30 per share. If upon any Liquidation, our remaining assets are insufficient to pay the Series B Preferred holders the full $30 per share to which they are entitled, then the remaining assets shall be distributed on a pro rata basis to all holders of the Series B Preferred and any other class of our capital stock that ranks equal to or higher than the Series B Preferred.

Series C Preferred Stock - on May 15, 2013, we filed a Certificate of Designations with the State of Illinois under which we designated 50,000 shares of our Preferred Stock as Series C Preferred Stock (the “Series C Preferred”). The following describes certain information with respect to the Series C Preferred Stock:

Ranking – The Series C Preferred ranks, with respect to rights upon Liquidation, (i) senior to the Common Stock, The Series A Preferred Stock and any and all other classes or series of our Preferred Stock whether authorized now, or at any time in the future, unless any such subordination to any other class or series of Preferred Stock, is expressly agreed to, pursuant to an affirmative vote or written consent of holders of at least sixty-seven percent (67%) of the Series C Preferred issued and outstanding at the time of any such vote or written consent, (ii) junior to the Series D Preferred and Series B Preferred, and (iii) junior to any and all existing and future indebtedness of the Company.

Right of Conversion – Any holder of Series C Preferred shall have the right to convert each of their Series C Preferred shares into a number of fully paid and non-assessable shares of common stock calculated as follows: the face value of Series C preferred shares (calculated at $100 per share) divided by ninety percent (90%) of the lowest closing price for our common stock, as quoted on any exchange or market upon which the common stock is traded over the sixty (60) calendar days preceding the date of conversion (the “Series C Conversion Rate”). In no event shall the Series C Conversion Rate be less 10,000 shares of common stock for each Series C Preferred share and more than 20,000 shares of Common Stock for each Series C Preferred share. No conversion will be allowed which would cause the common share beneficial ownership of the holder and its affiliates to exceed 4.9% of our issued and outstanding common shares after such conversion unless such provision is waived by the holder with 61 days’ notice.

Dividends – Series C Preferred shall not be entitled to dividends.

Liquidation – In the event of any Liquidation, holders of Series C Preferred shall be entitled to $100 per share after payments have been made to holders of the Series D Preferred and Series B Preferred. If upon any Liquidation, our remaining assets are insufficient to pay the Series C Preferred holders the full $100 per share to which they are entitled, then the remaining assets shall be distributed on a pro rata basis to all holders of the Series C Preferred and any other class of our capital stock that ranks equal to or higher than the Series C Preferred.

Series A Preferred Stock - on May 27, 2011, we filed a Certificate of Designations with the State of Illinois under which we designated 500 shares of our Preferred Stock as Series A Preferred Stock (the “Series A Preferred”). The following describes certain information with respect to the Series A Preferred Stock:

Ranking – The Series A Preferred ranks, with respect to rights upon Liquidation, (i) senior to the Common Stock, (ii) junior to the Series D Preferred, Series B Preferred, and Series C Preferred and (iii) junior to any and all existing and future indebtedness of the Company.

Right of Conversion – The Series A Preferred is not convertible into any of our capital stock.

Dividends – Series A Preferred shall be entitled to dividends at the rate of 10% per annum which are payable upon redemption of the Series A Preferred. So long as any shares of Series A Preferred are outstanding, no dividends or other distributions may be paid or declared to any securities which are junior to the Series A Preferred other than dividends or other distributions payable on the common stock solely in the form of additional shares of common stock. After payment of dividends at the annual rate set forth above, any additional dividends declared shall be distributed ratably among all holders of the Series A Preferred and common stock in proportion to the number of shares of common stock that would be held by each such holder of Series A Preferred as if the Series A Preferred were converted into common stock by taking the Series A Liquidation Value (as defined below) divided by the market price of one share of common stock on the date of distribution.

Liquidation – In the event of any Liquidation, any payments to holders of Series A Preferred shall be made only after Liquidation payments have been made to holders of the Series D Preferred, the Series C Preferred and Series B Preferred. After such payments have been made, our remaining assets shall be paid to holders of the Series A Preferred up to the amount of $10,000 per Series A Preferred share plus any accrued but unpaid dividends (the “Series A Liquidation Value”). Any remaining assets shall be distributed on a pro rata basis to both the Series A Preferred shareholders and the common shareholders as if the Series A Preferred were converted into common stock.

Redemption – The Company may redeem any or all of the Series A Preferred at any time at a redemption price per share equal to the Series A Liquidation Value.

Warrants

On September 30, 2014, we had outstanding warrants to purchase 43,424,989 of our common shares. The warrants, the majority of which were issued under a June 3, 2011 securities purchase agreement, expire at various dates through June 3, 2016 and are exercisable at various per share prices ranging from $0.01 to $1.02.

Stock Incentive Plans

Under our 2010 Stock Incentive Plan (the “2010 Plan”), options to purchase 4,000,000 shares of our common stock had been approved and reserved for grants to employees, officers, directors and outside advisors at fair market value on the date of grant. At September 30, 2014, we had 367,000 option shares outstanding at an average exercise price of $0.16 per share and 3,633,000 option shares available for grant.

Under our 2012 Stock Incentive Plan (the “2012 Plan”), we had 10,000,000 common shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At September 30, 2014, the Company had issued 6,170,950 common shares under the 2012 Plan and have 3,829,050 common shares available for issuance.

9.	Other Related Party Information

Following is a summary of total cash compensation, including base salary, bonus and other compensation for related party employees for the three and nine months ended September 30, 2014 and 2013:

Three months ended September 30, 2014	$179,114
Three months ended September 30, 2013	$117,904
Nine months ended September 30, 2014	$573,708
Nine months ended September 30, 2013	$345,338

A relative of our Pharmacist in Charge is a consultant to the Company providing management consulting and other business advisory services. During the nine months ended September 30, 2014 and 2013, the consultant’s fees totaled were $39,000 and $19,500, respectively.

A member of the Board of Directors is also the owner of TPS, our primary marketing consultant. During the nine months ended September 30, 2014 and 2013, sales and marketing expense attributable to this related party consultant totalled $28,134,507 and $746,267, respectively.

10.	Commitments and Contingencies

Leases

Our facilities, consisting of approximately 6,000 square feet of space, are located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $55,155 and $33,454 during the nine months ended September 30, 2014 and 2013, respectively. In connection with certain prior operations which have been discontinued, we have recorded liabilities totaling $360,729 related to abandoned leases in the accompanying consolidated balance sheets under Liabilities of Discontinued Operations. See Note 7.

Other Commitments and Contingencies

There are various other pending legal commitments and contingencies involving our Company, principally first right of refusal conflicts, material breach of contract, and committed shares with consultants that were never issued. While it is not feasible to predict the outcome of such commitments, threats, and potential liabilities, in our opinion, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such obligations is not expected to be material to our financial position, results of operations or cash flows either individually or in the aggregate. In the opinion of our legal counsel, we have filed cross complaints which should mitigate some or our potential liability.

Consulting Agreements – On August 12, 2010, we entered into a consulting service agreement with a financial advisor. The financial advisor assists companies in private placements, recapitalization, and restructuring. The term of the agreement was for thirty-six months or upon termination by either party. The financial advisor was entitled to $350,000, payable in installments of which only $250,000 was paid prior to termination, and receive warrants to purchase up to ten percent (10%) of our Company on a fully-diluted basis at an exercise price of $0.50 per share. As of August 12, 2010, we had approximately 7 million fully diluted shares outstanding. We terminated this agreement in January 2012 without ever issuing the warrants. As of September 30, 2014, the Company believes that no additional obligation exists under the agreement as the services were never provided. In addition, we have not received a demands for any additional amounts or warrants.

On April 25, 2011, we entered into a consulting service agreement with a law firm. The law firm assists companies in S-1 Registration statement (“S-1”), responses to SEC comments, and FINRA requirements. Either party may terminate the agreement at any time. In connection with filing an S-1, the law firm was potentially entitled to 75,000 shares of our common stock and $25,000 upon execution of the agreement as well as $15,000 upon filing the S-1. We have opted to enter the public market by means unrelated to filing an S-1, and therefore intend to terminate the agreement without issuing the potentially committed shares. As of September 30, 2014, the Company believes that no additional obligation exists under the agreement as the services were never provided.

HIPAA – The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions by April 2005. Effective August 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was introduced imposing notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company continues to be in compliance with HIPAA as of September 30, 2014.

Our decision to obtain insurance coverage is dependent on market conditions, including cost and availability, existing at the time such decisions are made. We have evaluated our risks and has determined that the cost of obtaining product liability insurance outweighs the likely benefits of the coverage that is available and, as such, has no insurance for certain product liabilities effective May 1, 2006.

We believe that there are no compliance issues associated with applicable pharmaceutical laws and regulations that would have a material adverse effect on us.

11.	Litigation

We are involved in various lawsuits and claims regarding shareholder derivative actions, third-party billing agency actions, negligent misrepresentation, and breach of contract, that arise from time to time in the ordinary course of our business.

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

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of September 30, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

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

On November 7, 2014, Medcap filed a lawsuit against our wholly owned subsidiary Mesa Pharmacy, Inc. (Case No. 2:14-cv-01864-JAD-GWF). As noted above, Medap had filed a similar lawsuit in the state of Nevada, which had been dismissed due to lack of venue. However, in the newly filed lawsuit filed in federal court, Medcap alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement and damages in the amount of $500,000. We believe that this lawsuit is without merit, and will defend it vigorously.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner is alleging that we breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asking for damages of approximately $300,000. We believe that this action is without merit, and will defend it vigorously.

We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of September 30, 2014 and December 31, 2013, we accrue for liabilities associated with certain litigation matters if they are both probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, we are unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

In our opinion, based on our examination of these matters, our experience to date and discussions with counsel, the ultimate outcome of legal proceedings, net of liabilities accrued in our consolidated balance sheet, is not expected to have a material adverse effect on our consolidated financial position. However, the resolution in any reporting period of one or more of these matters, either alone or in the aggregate, may have a material adverse effect on our consolidated results of operations and cash flows for that period.

12.	Income (Loss) Per Share

Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders for basic income (loss) per share	$449,701	$(108,573)	$(12,343,623)	$43,001
Interest on 2012 convertible notes	81,700	—	—	—
Interest on convertible note – related party	379	—	—	—
Net income (loss) attributable to common shareholders for diluted income (loss) per share	$531,780	$(108,573)	$(12,343,623)	$43,001

Denominator for income (loss) per share:
Denominator - basic income (loss) per share – weighted average shares	346,753,110	—	218,024,208	—
2007-2009 convertible notes	5,383,043	—	—	—
2012 convertible notes	55,068,129	—	—	—
Convertible note – related party	2,600,000	—	—	—
Convertible debentures	650,000	—	—	—
Preferred stock:
Series D	477,820,489	—	—	175,729,260
Series B	689,057,500	—	—	—
Series C	8,921,739	—	—	—
Warrants	233,044	—	—	—
Less excess shares above total authorized	(186,487,054)	—	—	—
Denominator - diluted income (loss) per share	1,400,000,000	—	218,024,208	175,729,260

The number of common shares used in the diluted earnings per share calculation were included only to the extent of the number of authorized shares, with the excess being included as a reconciling item above.

The following weighted-average shares of dilutive common share equivalents are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
2007-2009 convertible notes	—	—	3,675,409	—
2012 convertible notes	—	—	18,557,758	—
Convertible debentures	—	—	435,714	—
Convertible note – related party	—	—	1,742,857	—
Preferred stock:
Series D	—	—	377,243,711	—
Series B	—	—	471,992,454	—
Series C	—	—	9,211,355	—
Options	367,000	—	246,011	—
Warrants	43,141,690	—	29,075,371	—
	43,508,690	—	912,180,640	—

If all dilutive securities were exercised at September 30, 2014, the total number of common shares outstanding would be approximately 1.644 billion. Since this amount exceeds our authorized number of shares, we will need to seek consent to increase the number of authorized shares.

13.	Subsequent Events

Debt Settlements

As noted in Note 5, effective October 10, 2014, we entered into Settlement Agreements and Mutual Releases with four of our noteholders. One of the notes was a Secured Promissory Note with a face value of $772,365. The other three notes were 2012 Convertible Promissory Notes with face values totaling $886,875. Under the agreements, we agreed to make the following payments to the noteholders in full satisfaction of amounts owed them under their notes, inclusive of accrued interest: (1) a cash payment of $150,000 on or before November 7, 2014, (2) the issuance of 40,881,105 shares of our restricted common stock, and (3) the issuance of two notes payable with principal balances totaling $365,756. The new notes bear interest at 12% per annum and have terms ranging from twelve months to four (4) years. We valued the shares issued in connection with these transactions at their market price as of October 10, 2014, their date of issuance. No gain or loss will be recognized for these transactions.

Conversion of Preferred Stock

Subsequent to September 30, 2014, a shareholder converted 200 shares of Series C Preferred into 4,000,000 shares of our common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Disclaimer Regarding Forward-Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Description of Business

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

Management’s Plan of Operations

There are two significant influences to the losses we have reported in 2014. First, our revenue recognition, as discussed in Note 2, is based on our estimate of the net realizable value of each of our customer billings. We invoice our customers, which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenue based on historical collection trends. Second, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the recorded accounts receivable.

These two influences have had a material impact on our operating results, but also offer a major opportunity for profit growth as we move forward. We have recently formed a subsidiary named NexGen Med Solutions, LLC, which will allow us to greatly expand our accounts receivables collection effort. We believe this will allow us to improve our collections, increase the net realizable value of our gross billing revenues, and reduce our dependency on factoring. In addition we continue to seek more conventional financing which will allow us to further move away from factoring and reduce our interest expense. Finally, we continue to seek new markets for our transdermal creams which will diversify our business, increase profitability and improve shareholder value. While there is no certainty that we will be able to achieve these goals, Management is hopeful we will be successful.

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

There have been no material changes during the nine months period ended September 30, 2014 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 8-K filed on July 16, 2014 for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Net Revenues and Cost of Net Revenues

Net revenues for the third quarter of 2014 were $22,895,889 compared to $403,315 for the comparable period in 2013. The increase of nearly $22.5 million was primarily attributable to increased marketing and a reformulation of our compounding product which comprises the primary source of our revenues. For the third quarter of 2014, our cost of net revenues was $1,126,369 (4.9% of net revenues) compared to $168,741 (41.8% of net revenues) for the same period in 2013. The decrease in cost of sales as a percentage of revenue from 2013 to 2014 was mainly attributable to the reformulation of our compounding product. In addition, in the 2013 period, there was a higher percentage of labor in the cost of net revenues due to the fixed nature of certain of those costs along with a substantially lower volume.

Selling and Marketing Expense

Our selling and marketing expense for the three months ended September 30, 2014 was $9,057,171, $2,612,051 of which was stock-based. For the comparable period in 2013, selling and marketing expense was $185,544, none of which was stock-based. The stock-based expense results mainly from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them. See Note 1 to the accompanying consolidated financial statements. The remaining increase of $6,259,576 results from increased qualified prescription referral fees, mainly payable to TPS, on significantly higher net revenues.

General and Administrative Expense

Our general and administrative expense for the three months ended September 30, 2014 was $794,646, $750 of which was stock-based. For the comparable period in 2013, general and administrative expense was $219,190, none of which was stock-based. The overall increase of $575,456 results from additional costs for in-house personnel, consulting fees and other general overhead items needed to support the significant increase in revenue.

Interest Expense

Interest expense for the third quarter of 2014 was $10,959,086. $10,268,176 of this amount was interest on factored accounts receivable and other factor - related interest which resulted from net revenues for the three-month period. In addition, the third quarter of 2014 included debt discount amortization of $368,127 and other interest of $322,783. For the comparable period of 2013, interest expense was $193,178 and consisted of factoring-related interest of $60,320 and other interest of $132,858. Factoring-related interest expense has increased significantly as a result of increased net revenues and factoring of the resulting accounts receivable.

Loss on Extinguishment of Debt

During the three months ended September 30, 2014, the loss on extinguishment of debt of $231,687 consisted of a loss of $322,785 related to the modification of our 2007-2009 Convertible Notes, a loss of $8,788 related to the settlement of an account payable, all offset by gains totaling $99,886 in connection with the settlement of certain notes payable. No loss on extinguishment of debt existed in the comparable period for 2013.

Expenses Relating to Derivative Liability

See Note 5 to the accompanying consolidated financial statements for a description of these expenses which we recorded during the three and nine months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

Net Revenues and Cost of Net Revenues

Net revenues for the first nine months of 2014 were $55,358,161 compared to $4,041,600 for the comparable period in 2013. The increase of $51.3 million was primarily attributable to increased marketing and a reformulation of our compounding product which comprises the primary source of our revenues. For the nine months ended September 30, 2014, our cost of net revenues was $2,433,286 (4.4% of net revenues) compared to $497,552 (12.3% of net revenues) for the same period in 2013. The decrease in cost of sales as a percentage of revenue from 2013 to 2014 was mainly attributable to the reformulation of our compounding product. In addition, in the 2013 period, there was a higher percentage of labor in the cost of net revenues due to the fixed nature of certain of those costs along with a substantially lower volume.

Selling and Marketing Expense

Our selling and marketing expense for the nine months ended September 30, 2014 was $29,134,507, $11,391,301 of which was stock-based. For the comparable period in 2013, selling and marketing expense was $945,000, none of which was stock-based. The stock-based expense results mainly from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them. See Note 1 to the accompanying consolidated financial statements. The remaining increase of $16,798,206 results from increased qualified prescription referral fees, mainly payable to TPS, on significantly higher net revenues.

General and Administrative Expense

Our general and administrative expense for the nine months ended September 30, 2014 was $2,376,823, $101,518 of which was stock-based. For the comparable period in 2013, general and administrative expense was $893,852, none of which was stock-based. The overall increase of $1,482,971 results from additional costs for in-house personnel, consulting fees and other general overhead items needed to support the significant increase in revenue.

Interest Expense

Interest expense for the first nine months of 2014 was $26,225,781. $24,679,917 of this amount was interest on factored accounts receivable and other factor-related interest which resulted from net revenues for the nine-month period. In addition, the third quarter of 2014 included debt discount amortization of $467,048 and other interest of $1,078,816. For the comparable period of 2013, interest expense was $1,561,079, which consisted of factoring-related interest of $911,656 and other interest of $649,423. Factoring-related interest expense has increased significantly as a result of increased net revenues and factoring of the resulting accounts receivable.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2014, the loss on extinguishment of debt of $142,714 consisted of a loss of $322,785 related to the modification of our 2007-2009 Convertible Notes, a loss of $8,788 related to the settlement of an account payable, all offset by net gains totaling $188,859 in connection with the settlement of certain notes payable. No loss on extinguishment of debt existed in the comparable period for 2013.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

As of September 30, 2014, our principal source of liquidity is from the factoring of accounts receivable that result from the sale of our prescription products. During the three and nine months ended September 30, 2014, we received proceeds of $8,381,334 and $19,311,219, respectively, from factoring. At September 30, 2014 we had cash of $593,251 and a working capital deficit of $4.7 million. This compares to the cash of $37,494 and a working capital deficit of $5.9 million as of December 31, 2013. The improvement in the working capital deficit comes despite the assumption of nearly $2.2 million in the merger discussed in Note 1 to the accompanying consolidated financial statements.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date in 2014, we have factored nearly all of our receivables under a non-recourse agreements. In prior years, we issued a number of notes payable and used the proceeds to fund operations. While we have recently established our own collections company, we will need to complete additional financing transactions in order to transition from factoring to in-house collections. Financing transactions, if any, may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to generate sufficient revenue, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. If additional financing is not available or is not available on acceptable terms, we may have to continue factoring our receivables.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	2014	2013	Change
Operating activities
Net income (loss)	$(12,343,623)	$43,001	$(12,386,624)
Change in non-cash items	44,211,610	1,154,168	43,057,442
Change in working capital	(49,657,345)	(2,905,660)	(46,751,685)
Total	(17,789,358)	(1,708,491)	(16,080,867)
Investing activities	447,725	—	447,725
Financing activities	17,897,390	1,397,008	16,500,382
Total	$555,757	$(311,483)	$867,240

Operating Activities

The change in non-cash items includes warrant modification expense, loss on extinguishment of debt, loss on fair market value of derivative liability, stock issued for services rendered, loss on accounts receivables sold to factor, depreciation and amortization, loss on disposal of property and equipment, amortization of debt discount, amortization of debt issuance costs, and deferred tax provision. The change in working capital is primarily related to increases in accounts receivable partially offset by an increase in associated marketing expense.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash acquired in connection with the merger.

Financing Activities

Cash provided from the sale of accounts receivable to factor was $19,311,219 and $1,358,759 in the 2014 and 2013 periods, respectively. In addition, the 2014 period includes borrowings from related parties offset by repayment of notes payable (to both related and non-related parties) and the repurchase of our stock. The 2013 period includes borrowings from related parties and repayment of non-related party notes payable.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of September 30, 2014:

(1) we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, account reconciliations and approval and the performance of bank reconciliations;

(2) we do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2014, we hired a Controller experienced in identifying and addressing some of the reporting issues surrounding certain complex or non-routine transactions. Other than that, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings, claims, and litigation that occur in connection with its business. The Company routinely assesses its liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, seeks input from its third-party advisors when making these assessments. Consistent with SEC rules and requirements, described in Note 7 to the financial statements are material pending legal proceedings (other than ordinary routine litigation incidental to the Company’s business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we may determine to be appropriate. Below is a summary of litigation activity for the nine months ended September 30, 2014:

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

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of September 30, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

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

On November 7, 2014, Medcap filed a lawsuit against our wholly owned subsidiary Mesa Pharmacy, Inc. (Case No. 2:14-cv-01864-JAD-GWF). As noted above, Medcap had filed a similar lawsuit in the state of Nevada, which had been dismissed duo to lack of venue. However, in the newly filed lawsuit filed in federal court, Medcap alleges breach of contract, breach of the covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement and damages in the amount of $500,000. We believe that this lawsuit is without merit, and will defend it vigorously.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner is alleging that we breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asking for damages of approximately $300,000. We believe that this action is without merit, and will defend it vigorously.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There have been no events which are required to be reported under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Consulting Services Agreement with Trestles Pain Specialists, LLC*

10.2	Amendment No. 1 to the Consulting Services Agreement with Trestles Pain Specialists, LLC*

10.3	Stock Purchase Agreement with Trestles Pain Specialists, LLC*

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: November 19, 2014	PRAXSYN CORPORATION
(Registrant)

	By:	/s/ Edward Kurtz
Edward Kurtz
	Its:	Chief Executive Officer and Chief Financial Officer

