Form 10-K
period 2014-12-31
Praxsyn Corp
filed 2015-04-15
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-130446

PRAXSYN CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3191557
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

1803 Sky Park Circle, Suite A, Irvine, CA 92614

(Address of principal executive offices and zip code)

(949) 777-6112

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

[  ] Large accelerated Filer   [  ] Accelerated filer    [  ] Non-accelerated filer   [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the issuer’s common stock as reported on the OTCQB of the OTC Markets Group’s quotation and trading system was $12,448,211. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of April 10, 2015 was 577,107,157 shares.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from the results proposed in such statements. Important factors that could cause actual results to differ from our expectations include, but are not limited to: the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our business plan; our ability to control costs; our ability to attract and retain customers; general economic conditions; competitive pricing pressures; governmental regulation; weather conditions; and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations” in this report.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All forward-looking statements are qualified in their entirety by the foregoing cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in our expectations or events after the date hereof.

The terms “Praxsyn Corporation,” the “Company,” “management,” “we,” “us,” and “our” in this Annual Report on Form 10-K are meant to refer collectively to Praxsyn Corporation and its subsidiaries, formerly known as The PAWS Pet Company, Inc.

PART I

ITEM 1. BUSINESS.

Description of Business

Praxsyn Corporation (the “Company”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility or shipped to patients covered under the California workers’ compensation system as well as preferred provider (“PPO”) contracts. Billings are made to, and collections received from, the insurance companies which cover the patients.

Corporate History

We were incorporated in the State of Illinois on June 5, 2005 as American Antiquities, Inc. (“AAI”). AAI purchased antiques and collectible items for resale, accepted items on consignment, and sold items through various auctions and third party internet websites.

On August 13, 2010, we completed a reverse acquisition transaction through a share exchange with Pet Airways, Inc. (Florida) (“PAI”) whereby we acquired 100% of the issued and outstanding capital stock of PAI in exchange for 25,000,000 shares of our common stock, which constituted approximately 73% of our issued and outstanding capital stock on a post-acquisition basis as of and immediately after the consummation of the acquisition. As a result of the acquisition, PAI became our wholly-owned subsidiary and their controlling stockholders became our controlling stockholders. Also, upon completion of the acquisition, we changed our name from AAI to Pet Airways, Inc. and commenced trading on the OTC QB under the symbol “PAWS”. PAI provided flight services for pet travel, selling the services through a reservation system it had developed. In 2013, we discontinued the operations of PAI.

On February 23, 2012, we acquired 100% of the issued and outstanding capital stock of Impact Social Networking, Inc. (“ISN”) in exchange for 7,394,056 shares of our common stock. ISN owned a number of technology assets that had not reached technical feasibility at the time of the acquisition. Following, the acquisition, we commenced a program of developing technologies for pet owners and pet caregivers. In September 2012, we closed the social media application.

On March 9, 2013, we entered into a Securities Exchange Agreement whereby we issued 80,000 shares of our Series B Preferred Stock to the members of Advanced Access Pharmacy Services, LLC (“AAPS”) in exchange for 100% of the outstanding units of limited liability company membership interests of AAPS. AAPS was created to exploit specific niche opportunities in wholesale and retail pharmacies, with the intent to focus on workers’ compensation and in-office physician pharmacy distribution as well as the limited purchase and collection of pharmaceutical and services related receivables. We accelerated our efforts to pursue this line of business with our 2014 merger described below.

2014 Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corporation (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger (the “Merger”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On March 26, 2014, we changed our name to Praxsyn Corporation and on March 31, 2014, the Merger closed. Immediately subsequent to this transaction, the PDC control group (which includes Mesa) owned approximately 40% of our issued and outstanding common stock on a diluted basis. In addition, the Series D preferred shares are the only preferred shares with voting rights. With these voting rights, the PDC control group controlled approximately 63% of our voting power on a diluted basis after the acquisition.

Products

We offer a variety of product lines which cover, but are not limited to, pain management, erectile dysfunction and metabolic therapies. The products, which are formulated to specific patient needs, are typically in the form of transdermal creams, patches and oral capsules. The products are prepared in our Irvine, California facility, which is a licensed retail pharmacy, using FDA-approved USP grade ingredients and are only available to patients with a prescription from a licensed healthcare practitioner. Following is a description of key attributes or components of our product lines.

Pain Medications

These medications are customized to meet specific patient needs, and are non-narcotic and free from opioid analgesics and avoid many side effects associated with narcotic and opioid based pain medications. The products are applied topically and are absorbed into the blood stream using a transdermal vehicle, with patients benefiting from any of three categories of pain relief; neuropathic, anti-inflammatory and circulatory. The transdermal delivery system also reduces or eliminates certain side effects which are often associated with oral medications including such effects as drowsiness, gastrointestinal disorders, nausea, constipation, gerd, and ulcers. The predominant therapeutic drug classes used are:

1.	Non-Steroidal Anti-Inflammatory Agents – used to treat pain and redness, swelling, and inflammation from medical conditions such as arthritis, menstrual cramps and other types of short-term pain. They block the inflammatory cascade and cyclooxynenases by inhibiting prostaglandin and thromboxane production and leads to a reduction in pain.

2.	Muscle Relaxants/Anti-Spastic Agents – thought to work by decreasing excitatory neurotransmitter release.

3.	Corticosteroids – interfere with the natural production of substances in the body that cause swelling, inflammation and pain.

Erectile Dysfunction Medications

These medications are customized to meet specific patient needs by using natural alternative treatments such as:

1.	Vitamins – select agents relax and dilate blood vessels to enhance blood flow and promote erections.

2.	Anti-oxidants – similar to vitamins, anti-oxidants act to support an erection by relaxing blood vessels.

Metabolic Medications

These medications are customized to meet specific patient needs by using natural alternative treatments such as:

1.	Vitamins – studies show a positive correlation between vitamin supplementation and weight loss. The mechanism(s) of action are unique to each compound, including increasing circulation, promoting DNA repair, maintaining the proper function of cells, and enhancing carbohydrate, lipid, and protein metabolism.

2.	Anti-Oxidants – these agents protect the body’s cells from being damaged by free radicals. This leads to better functioning cells, which leads to better and more efficient energy production. The end result is increased quality of metabolism, which helps the body convert fats and sugars into energy.

3.	Amino Acids – the building blocks of protein and muscle. Select amino acids such as methionine have been shown to alleviate liver dysfunction, asthma, and improve wound healing.

4.	Fatty Acids – important for cell membrane development and neurotransmitter synthesis. Certain fatty acids have the ability to enhance athletic performance, reduce cholesterol, protect the liver, and lower blood pressure.

Marketing and Distribution

We are a party to consulting agreements with a number of marketing consultants who market our products to licensed healthcare practitioners who treat patients covered under a variety of workers’ compensation and Preferred Provider Organization (“PPO”) insurance programs. While referrals from our marketing consultants are similar for our workers’ compensation and PPO programs, each program has other features which are vastly different, as described below:

Workers’ Compensation – once a prescription is received, we verify the validity of the workers compensation claim for the patient for whom the prescription was issued in the particular state of residence. We then invoice the patient’s insurance company based on the applicable state’s approved fee schedules. The invoice takes the form of a lien against an ultimate workers compensation award which is made once the workers’ compensation case reaches finalization, so that once an award has been determined, our invoice will be negotiated and paid. This process may take as little as thirty days or as long as several years. In a small percentage of cases, no award is made or our lien is dismissed and we receive no payment. During the time a workers’ compensation case is ongoing, we may have to attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys. A majority of our invoices are ultimately settled for a percentage of the amount billed and we record our revenue at the estimated collection percentage.

PPO – upon receiving a prescription under a particular insurance company’s PPO program, we determine the amount approved for payment. We then decide whether we will fill the prescription and, if filled, the approved amount is invoiced. In some instances we do the billing and collection and in other instances, these services are done by a third party billing company. Collections are typically received within 30 to 60 days of invoicing and predominantly at the billed amount.

Industry/Competition

Pharmacy compounding dates back to the early origins of pharmacy practice and over the last couple of decades has seen a dramatic increase, most likely due to the perceived health benefits offered in this unique industry. Pain management, erectile dysfunction, metabolic therapies, bio-identical hormone therapy, skin health, beauty and aging are just some of the areas for which compounding pharmacies create products. We currently engage in a niche of the industry specializing in pain management, erectile dysfunction and metabolic therapies. The larger box stores such as Rite Aid, CVS and Walgreens do not normally compound medications or fill prescriptions for workers compensation patients. These stores often focus on the sundries as a profit base and are not considered competitors in our specific niche. Our customized pain management creams are formulated in cooperation with the practitioner and pharmacist in order to meet the specific pain needs of a patient. There are presently very few pharmacies that compound products to serve workers’ compensation patients. This has been, and continues to be, a significant aspect of our business and is difficult to service because of complex billing and collection issues as well as the lengthy period of time it takes to receive payment. Notwithstanding the foregoing, there are many compounding pharmacies in existence, some with significantly greater resources than we have. Our products are not proprietary and can be formulated by any of our competitors. We compete mainly on the quality and consistency of our products and on service to the licensed healthcare practitioners who treat patients.

Regulation

Our industry is subject to various levels of regulation including both the state and Federal levels. Pharmacies like ours that compound products for the treatment of a patient’s specific needs, known as traditional compounding, are regulated by each state Board of Pharmacy in which we are licensed. While quality standards have been created by Pharmacy Compounding Accreditation Board (the “PCAB”), accreditation is not mandatory.

We are not subject to oversight by the U.S. Food and Drug Administration. In November 2013, the Drug Quality and Security Act was enacted. This legislation clarified the conditions under which certain compounded drug products would be exempted from FDA oversight. The Act contains a number of clarifications for exemption including instances where a given patient’s prescribing practitioner determines the product makes a “significant difference” for the patient.

Intellectual Property

We have no intellectual property.

Employees

As of the date of this report, we employ 66 full-time and 9 part-time employees. We are not a party to any collective bargaining agreements and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We lease 7,343 square feet of space in Irvine, California which includes our pharmacy operations and our executive/administrative offices, and our lease expires September 30, 2016. Monthly payments under the lease are currently $9,127.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Described below are material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $10,000) and such other pending matters that we determine to be appropriate.

Nokley Group LLC

In February 2014, we were served with a complaint from Nokley Group LLC (“Nokley”) for breach of contract under a Fee and First Right of Refusal Agreement dated May 25, 2012 between our company and Nokley. In the complaint, which was filed in Nevada, Nokley stated, among other things, that we sold certain of our accounts receivable to factoring organizations without offering Nokley first right of refusal which they allege was required under the agreement. While we estimate we would have cross-complaints against Nokley that would significantly mitigate any potential damages, we first filed a motion to dismiss based on improper venue. On July 31, 2014, our Company and Nokley agreed to dismiss the action without prejudice, and to have each party to bear its own attorney fees and costs.

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of December 31, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

MedCapGroup LLC

In May 2014, we were served with a complaint from MedCapGroup LLC (“MedCap”) for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement, and deceptive trade practices under a November 2012 Healthcare Accounts Receivable Purchase Agreement between our company and MedCap. MedCap alleged in its complaint that because we sell our accounts receivable based on dates of service, and not by patient, that only the original purchaser of a patient’s claims controls all payments and settlement negotiations with the insurer. As a result, MedCap alleged that we had misrepresented the collectability of certain accounts receivable they had purchased from us and that they had therefore been damaged. While we estimate we have significant defenses against MedCap’s complaint, we first filed a motion to dismiss based on improper venue. On July 30, 2014, our motion to dismiss was granted.

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, third party complaint along with our answer to bring Mr. Brown into this litigation. We believe we have significant defenses to this complaint and intend to defend it vigorously.

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

Trestles Pain Specialists

On March 11, 2015, we filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00776389) against Trestles Pain Specialists, LLC (“TPS”), John Garbino and David Fish. We first allege that TPS breached the terms of the consulting services agreement due to lack of performance by TPS of the agreed upon services. Second, we allege that we were fraudulently induced into entering into the consulting services agreement due to the misrepresentation made by Mr. Garbino that Mr. Fish, who has some unsettling issues that were of concern to us, was not an owner of TPS. Had we known that Mr. Fish did have a stake in TPS, we would not have entered into the consulting services agreement. We allege in the complaint that TPS, Mr. Garbino, and Mr. Fish owe us damages to us in excess of $1,500,000. In addition we are seeking rescission of the consulting services agreement so that all moneys paid would be refunded to us.

Judgments and Orders

In prior years, a number of judgments and orders were obtained against Pet Airways, Inc. as detailed below. In connection with the 2014 Merger discussed above, two former officers of our Company agreed to purchase our interest in Pet Airways which was meant to relieve us of the Pet Airways debts and judgments. As such, we believe that any obligations of Pet Airways rests with the two former officers of our Company and not with us. Notwithstanding the foregoing, we have included certain amounts in our balance sheets in the accompanying consolidated financial statements in the category Liabilities of Discontinued Operations in connection with these matters.

Sky Way Enterprises

In April 2012, a judgment was entered against Pet Airways in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. We have recorded a liability of $198,500 at December 31, 2014 in connection with this matter.

Suburban Air Freight

On March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. In August 2014, Suburban moved to enforce the judgment against Praxsyn in Orange County, California and in November 2014, the Orange County court vacated Suburban’s motion to enforce judgment as it did not arise in any transaction with Praxsyn. We have recorded a liability of $90,532 at December 31, 2014 in connection with this matter.

Alyce Tognotti

On March 6, 2013, an order was issued by the labor commissioner of the State of California for Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. We have recorded a liability of $18,771 at December 31, 2014 in connection with this matter.

AFCO Cargo

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. We have recorded a liability of $32,331 at December 31, 2014 in connection with this matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is currently quoted under the symbol “PXYN” on the OTC QB for trading. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the Securities and Exchange Commission (the “SEC”). OTC QB securities are quoted on OTC Markets Group’s quotation and trading system. Our stock previously traded under the symbol “PAWS”. The following table sets forth, for the calendar quarters indicated, the high and low bid prices of our common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

YEAR ENDED DECEMBER 31, 2014

QUARTER ENDED	HIGH	LOW
March 31, 2014	$0.20	$0.01
June 30, 2014	$0.14	$0.05
September 30, 2014	$0.10	$0.04
December 31, 2014	$0.08	$0.03

YEAR ENDED DECEMBER 31, 2013

QUARTER ENDED	HIGH	LOW
March 31, 2013	$0.08	$0.00
June 30, 2013	$0.08	$0.02
September 30, 2013	$0.13	$0.01
December 31, 2013	$0.04	$0.01

On April 10, 2015, the closing per share price for our common stock was $0.04.

Holders of Common Stock

As of April 10, 2015, we had approximately 183 record holders of our common stock including one street name holder Cede & Co. On October 9, 2014 we mailed a notice to our shareholders notifying them of our intention to change our state of incorporation from Illinois to Nevada. According to the records from that mailing, there were 1,711 shareholders comprising the Cede & Co. street name holdings, which number changes from day to day based on market activity.

Dividends

We have never paid dividends on our stock and have no plans to pay dividends in the near future. We intend to reinvest earnings, when and if obtained, in the continued development and operation of our business. We cannot assure you that we will ever pay dividends. Whether we pay any cash dividends in the future will depend on our financial condition, results of operations and other factors our Board of Directors will consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has a Stock Incentive Plan (the “Plan”). Under the Plan, at December 31, 2014 and 2013, the Company had 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the Plan, the options may be granted to purchase shares of the Company’s common equity at fair market value, as determined by the Company’s Board of Directors, at the date of grant.

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

Forward Looking Statements

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

Summary of Business

We are a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus is on non-narcotic, and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products.

Management’s Plan of Operations

In 2013, we generated pretax income of approximately $770,000. Effective March 31, 2014, we completed the Merger with PDC. While we recorded a pretax loss for 2014 of $12,568,463, we also took advantage of additional production capacity to increase our net revenues and improve our operating results as the year went along. Our 2014 operating results can be summarized:

Twelve Months Ended 12/31/14

Net revenues	$66,598,896
Pretax income (loss):
Amount prior to one-time charges	$5,934,282
One-time stock-based marketing expense	(11,391,301)
One-time warrant modification expense	(7,111,444)
Total pretax income (loss)	$(12,568,463)

In addition to the two one-time expenses shown above, there are two significant influences to the 2014 operating results. First, our revenue recognition, as discussed in Note 2 to the accompanying consolidated financial statements, is based on our estimate of the net realizable value of our customer billings. We invoiced most of our customers, those which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenue based on historical collection trends. Second, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the gross accounts receivable billing.

These two influences have a material adverse impact on our operating results, but also offer a major opportunity for profit growth as we move forward. In August 2014, we formed a subsidiary named NexGen Med Solutions, LLC, which we expect will allow us to expand our accounts receivable collection effort, both internally and externally. We believe this will allow us to improve our collections, increase the net realizable value of our gross billing revenues, and reduce our dependency on factoring. In addition we continue to seek more conventional financing which will allow us to move away from factoring and reduce our interest expense. Finally, we continue to seek new markets for our products which will diversify our business, increase profitability and improve shareholder value. While there is no certainty that we will be able to achieve these goals, Management is hopeful we will be successful.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), as described below are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

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

We have issued warrants exercisable into our common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the years ended December 31, 2014 and 2013.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the expected life of the warrant is estimated by considering the contractual term of the warrant. (2) The expected stock price volatility of the underlying shares over the expected term of the warrant is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

Results of Operations

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Net Revenues and Cost of Net Revenues

Net revenues for 2014 were $66,598,896 compared to $6,988,536 for the comparable period in 2013. The increase of $59.6 million was primarily attributable to a number of factors. With additional production capacity and, with increased marketing efforts, the number of prescriptions we filled grew substantially. Another factor in the increased net revenues was a reformulation of our compounding product which comprises the primary source of our revenues. This resulted in an approximate tripling of our per case gross revenues. These factors were somewhat offset by a decrease in our revenue recognition percentage from 46% of gross billings in 2013 to 43% in 2014, which was based on our analysis of historical collections. For the year ended December 31, 2014, our cost of net revenues was $3,586,164 (5.4% of net revenues) compared to $694,180 (9.9% of net revenues) for the same period in 2013. The decrease in cost of sales as a percentage of revenue from 2013 to 2014 was mainly attributable to the reformulation of our compounding product, somewhat offset by a reduction in our revenue recognition percentage. In addition, in the 2013 period, there was a higher percentage of labor in the cost of net revenues due to the fixed nature of certain of those costs along with a substantially lower volume.

Selling and Marketing Expense

Our selling and marketing expense for year ended December 31, 2014 was $33,761,058, $11,391,301 of which was stock-based. For the comparable period in 2013, selling and marketing expense was $1,790,841, none of which was stock-based. The stock-based expense results mainly from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them. See Note 1 to the accompanying consolidated financial statements. The remaining increase of $21 million results from increased qualified prescription referral fees, mainly payable to TPS, on significantly higher net revenues.

General and Administrative Expense

Our general and administrative expense for the year ended December 31, 2014 was $3,185,628, $102,277 of which was stock-based. For the comparable period in 2013, general and administrative expense was $1,304,002, none of which was stock-based. The overall increase of $1,881,626 results from additional costs for in-house personnel, consulting fees and other general overhead items needed to support the significant increase in revenue.

Interest Expense

Interest expense for 2014 was $31,732,511. $29,694,558 of this amount was interest on factored accounts receivable and other factor-related interest which resulted from net revenues for the year. In addition, 2014 included debt discount amortization of $733,220 and other interest of $1,304,733. For the comparable period of 2013, interest expense was $2,390,931, which consisted of factoring-related interest of $900,246, debt discount amortization of $154,176 and other interest of $1,336,509. Factoring-related interest expense has increased significantly as a result of increased net revenues and factoring of the majority of the resulting accounts receivable.

Warrant Modification Expense

On March 17, 2014, all of the outstanding warrants of the PDC control group were exchanged for PDC common stock. The Company converted all common and preferred warrants, whether expired or not, into common stock without consideration for the strike price upon the terms and provisions set forth in the warrant agreements. The conversion resulted in an issuance of 155,823 Series D Preferred shares. This conversion was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date using the Black-Scholes option pricing model, resulting in a loss of $7,111,444 being recorded. Subsequent to the March 17, 2014 conversion, no warrants for the PDC control group remained outstanding.

Gain on Extinguishment of Debt

During the year ended December 31, 2014, the gain on extinguishment of debt totaled $225,193. For further detail, see Note 14 to accompanying consolidated financial statements. There was no gain or loss on extinguishment of debt in 2013.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

As of December 31, 2014, our principal source of liquidity is from the factoring of accounts receivable that result from the sale of our prescription products. During 2014 and 2013, we received proceeds of $26,063,518 and $1,358,759, respectively, from factoring. At December 31, 2014, we had cash of $1,222,084 and a working capital deficit of nearly $3.3 million. This compares to the cash of $37,494 and a working capital deficit of $5.9 million as of December 31, 2013. The improvement in the working capital deficit comes despite the assumption of nearly $2.2 million of net current liabilities in the merger discussed in Note 1 to the accompanying consolidated financial statements.

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

Cash Flows

The following table sets forth our cash flows for the years ended December 31:

	2014	2013	Change
Operating activities
Net income (loss)	$(12,354,399)	$230,061	$(12,584,460)
Change in non-cash items	48,560,584	1,895,944	46,664,640
Change in working capital	(59,923,558)	(3,858,104)	(56,065,454)
Total	(23,717,373)	(1,732,099)	(21,985,274)
Investing activities	417,309	(4,000)	421,309
Financing activities	24,484,654	1,448,042	23,036,612
Total	$1,184,590	$(288,057)	$1,472,647

Operating Activities

The change in non-cash items primarily includes warrant modification expense, gain on extinguishment of debt, stock issued for services rendered, loss on accounts receivables sold to factor, depreciation and amortization, loss on disposal of property and equipment, amortization of debt discount, amortization of debt issuance costs, and deferred tax provision. The change in working capital is mainly related to increases in accounts receivable partially offset by an increase in associated accrued marketing expense.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash acquired in connection with the merger.

Financing Activities

Cash provided from the sale of accounts receivable to factor was $26,063,518 and $1,358,759 in 2014 and 2013, respectively. In addition, the 2014 period includes borrowings from related parties offset by repayment of notes payable (to both related and non-related parties) and the repurchase of our stock. The 2013 period includes borrowings from related parties and repayment of non-related party notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors. See also Note 3 to the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

The audited consolidated financial statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item appears in this report on the pages indicated in the following index:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Praxsyn Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Praxsyn Corporation and subsidiaries (formerly The Paws Pet Company) (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Praxsyn Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses and used cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon
April 15, 2015
Newport Beach, California

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$1,222,084	$37,494
Accounts receivable, net of allowance	10,134,743	3,564,770
Inventories	201,639	13,441
Other current assets	15,981	20,230
Total current assets	11,574,447	3,635,935
Property and equipment, net	79,543	27,782
Accounts receivable, long-term	4,139,543	983,440
Debt issuance cost, net	—	24,361
Other assets	7,549	5,879
Deferred tax asset	902,941	248,455
Total assets	$16,704,023	$4,925,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$482,648	$191,002
Other accrued liabilities	1,088,299	187,502
Accrued interest	1,573,467	1,011,414
Accrued marketing	5,896,197	1,411,493
Notes payable to related parties	199,067	406,664
Notes payable, current portion	3,676,492	5,639,594
Settlement liabilities	70,000	248,000
Liabilities of discontinued operations	961,831	—
Deferred tax liability	897,433	459,411
Total current liabilities	14,845,434	9,555,080
Notes payable, non-current	226,755	—
Total liabilities	15,072,189	9,555,080

Commitments and contingencies (Note 10)

Shareholders’ equity (deficit):
Preferred stock, no par value, 10,000,000 shares authorized:
Series D – 332,336 and 174,184 issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference $13,293,440 and $6,967,360	—	—
Series B – 63,838 and none issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference $1,915,140 and $0	—	—
Series C – 20 and none issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference $2,000 and $0	—	—
Series A – none issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference $0 and $0	—	—
Common stock, no par value: 1,400,000,000 shares authorized, 451,889,263 and no shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	54,239,832	35,624,371
Accumulated deficit	(52,407,998)	(40,053,599)
Treasury stock at cost, 389,623 shares at December 31, 2014 and 2013, respectively	(200,000)	(200,000)
Total shareholders’ equity (deficit)	1,631,834	(4,629,228)
Total liabilities and shareholders’ equity (deficit)	$16,704,023	$4,925,852

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Net revenues	$66,598,896	$6,988,536

Cost of net revenues	3,586,164	694,180

Gross profit	63,012,732	6,294,356

Operating expenses:
Selling and marketing – stock-based	11,391,301	—
Selling and marketing – non stock-based	22,369,757	1,790,841
Total selling and marketing	33,761,058	1,790,841
General and administrative – stock-based	102,277	—
General and administrative – non stock-based	3,083,351	1,304,002
Total general and administrative	3,185,628	1,304,002
Total operating expenses	36,946,686	3,094,843
Operating income	26,066,046	3,199,513

Other income (expense):
Interest expense	(31,732,511)	(2,390,931)
Warrant modification expense	(7,111,444)	—
Gain on extinguishment of debt	225,193	—
Other, net	(15,747)	(38,359)
Other income (expense), net	(38,634,509)	(2,429,290)

Income (loss) before income taxes	(12,568,463)	770,223
Provision (benefit) for income taxes	(214,064)	540,162

Net income (loss)	$(12,354,399)	$230,061

Income (loss) per common share - basic	$(0.05)	$0.00
Income (loss) per common share - diluted	$(0.05)	$0.00

Weighted average number of common shares used in basic calculations	268,948,521	—
Weighted average number of common shares used in diluted calculations	268,948,521	175,729,583

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Related Party	Treasury	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Stock	(Deficit)
Balance — December 31, 2012	172,510	$—	—	$—	—	$—	—	$—	—	$—	$35,459,066	$(40,283,660)	$(108,243)	$—	$(4,932,837)
Stock issued to settle debt	2,489	—	—	—	—	—	—	—	—	—	273,548	—	—	—	273,548
Stock exchanged for note payable	—	—	—	—	—	—	—	—	—	—	—	—	—	(200,000)	(200,000)
Stock exchanged for related party receivable	(815)	—	—	—	—	—	—	—	—	—	(108,243)	—	108,243	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	230,061	—	—	230,061
Balance — December 31, 2013	174,184	—	—	—	—	—	—	—	—	—	35,624,371	(40,053,599)	—	(200,000)	(4,629,228)
Shares retained in merger and net liabilities assumed	—	—	72,415	—	1,245	—	—	—	287,582,556	—	(2,185,778)	—	—	—	(2,185,778)
Repurchase and cancellation of stock	(7,549)	—	—	—	—	—	—	—	—	—	(506,000)	—	—	—	(506,000)
Stock issued for services:
TPS	166,664	—	—	—	—	—	—	—	—	—	10,391,301	—	—	—	10,391,301
Other	8,279	—	—	—	—	—	—	—	—	—	1,100,000	—	—	—	1,100,000
Total	174,943	—	—	—	—	—	—	—	—	—	11,491,301	—	—	—	11,491,301
Stock issued to cancel warrants	155,823	—	—	—	—	—	—	—	—	—	7,111,444	—	—	—	7,111,444
Stock issued to settle debt	2,599	—	—	—	—	—	—	—	53,036,707	—	2,064,757	—	—	—	2,064,757
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	637,460	—	—	—	637,460
Series D Preferred stock conversions	(1,000)	—	—	—	—	—	—	—	1,000,000	—	—	—	—	—	—
Series B Preferred stock conversions	—	—	(8,577)	—	—	—	—	—	85,770,000	—	—	—	—	—	—
Series C Preferred stock conversions	—	—	—	—	(1,225)	—	—	—	24,500,000	—	—	—	—	—	—
Stock options expense	—	—	—	—	—	—	—	—	—	—	2,277	—	—	—	2,277
Cancellation of TPS Series D shares	(166,664)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,354,399)	—	—	(12,354,399)
Balance — December 31, 2014	332,336	$—	63,838	$—	20	$—	—	$—	451,889,263	$—	$54,239,832	$(52,407,998)	$—	$(200,000)	$1,631,834

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,354,399)	$230,061
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant modification expense	7,111,444	—
Gain on extinguishment of debt	(225,193)	—
Loss on exchange and conversion of notes payable	—	247,096
Loss from derivative accounting included in other expense	17,347	—
Stock issued for services rendered	11,491,301	—
Loss on accounts receivables sold to factor treated as interest expense	29,598,765	873,201
Depreciation and amortization	15,942	9,110
Loss on disposal of property and equipment	5,184	—
Amortization of debt discount	733,220	154,176
Amortization of debt issuance costs	24,361	73,799
Stock option expense	2,277	—
Deferred tax provision (benefit)	(214,064)	538,562
Changes in operating assets and liabilities:
Accounts receivable	(65,388,360)	(6,171,378)
Inventories	(188,198)	2,597
Other current assets	2,580	59,880
Accounts payable	(59,166)	1,448,959
Accrued liabilities	319,584	239,374
Accrued interest	1,075,298	570,464
Accrued marketing	4,484,704	—
Settlement liabilities	(170,000)	(8,000)
Net cash used in operating activities	(23,717,373)	(1,732,099)

Cash flows from investing activities:
Capital expenditures	(67,703)	(4,000)
Cash acquired in connection with reverse merger	485,012	—
Net cash provided by (used in) investing activities	417,309	(4,000)

Cash flows from financing activities:
Proceeds from sale of accounts receivable to factor	26,063,518	1,358,759
Repurchase and cancellation of stock	(506,000)	—
Repayment of notes payable	(812,867)	(14,881)
Borrowings from related parties	246,767	104,164
Repayments to related parties	(506,764)	—
Net cash provided by financing activities	24,484,654	1,448,042

Increase (decrease) in cash and cash equivalents	1,184,590	(288,057)
Cash and cash equivalents at beginning of year	37,494	325,551
Cash and cash equivalents at end of year	$1,222,084	$37,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$220,035	$478,157
Cash paid for income taxes	$—	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$2,064,757	$321,667
Conversion of accrued interest into note payable	$20,833	$67,839
Creation of obligations through settlements	$500,000	$200,000
Stock exchanged for related party receivable	$—	$108,243
Net liabilities assumed from reverse merger	$2,185,778	$—

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

(FORMERLY THE PAWS PET COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Business

Praxsyn Corporation (the “Company” or “Praxsyn”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility or shipped to patients covered under the California workers’ compensation system, as well as preferred provider (“PPO”) contracts. Billings are made to, and collections received from, the insurance companies which cover the patients.

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corporation (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger (the “APM”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, we entered into an agreement with our primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby we agreed to issue 166,664 (or approximately one-third of the 500,000 shares) of our Series D Preferred Stock issued in connection with the APM. The TPS shares were committed in exchange for future marketing services with our Company on a performance basis. At September 30, 2014, 166,664 shares had been earned by, and deemed issued to, TPS with no shares remaining to be earned and issued. Additionally, in accordance with the APM, certain of our convertible promissory notes were exchanged for new convertible promissory notes, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest. The APM closed on March 31, 2014 (the “Acquisition Date”). Effective December 31, 2014, TPS determined that they would cancel their Series D shares so they would no longer be outstanding.

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

Accordingly, the consolidated assets and liabilities of PDC are reported at historical costs and the historical consolidated results of operations of PDC will be reflected in our filings subsequent to the acquisition as a change in reporting entity. The assets and liabilities of Praxsyn are reported at their carrying value, which approximated their fair value, on the Acquisition Date and no goodwill was recorded. Praxsyn’s results of operations are included from the Acquisition Date. The following is a schedule of Praxsyn’s assets and liabilities at the Acquisition Date:

Assets:
Cash	$485,012
Fixed assets	5,184
Total assets	490,196
Liabilities:
Accounts payable	362,582
Accrued expenses	588,401
Accrued interest	96,362
Convertible debentures	666,798
Liabilities of discontinued operations	961,831
Total liabilities	2,675,974
Net liabilities assumed	$(2,185,778)

The following is our pro-forma revenue and earnings information for 2014 and 2013 assuming both our Company and PDC had been combined as of January 1, 2013. Amounts have been rounded to the nearest thousand and are unaudited:

	2014	2013
Sales, net	$66,599,000	$6,989,000
Net loss from continuing operations	$(21,122,000)	$(6,323,000)
Net loss	$(21,125,000)	$(6,359,000)
Net loss per share – basic and diluted	$(0.08)	$(0.06)

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PDC, including Mesa and NexGen, for the years ended December 31, 2014 and 2013, and Praxsyn as of the acquisition date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, management has funded operations primarily through proceeds received in connection with factoring of accounts receivable on a nonrecourse basis from two primary factors, issuances of notes payable, and through sales of common stock. Also, our 2014 business was concentrated within the workers compensation market for which the collection of payments on receivables may be delayed for a significant period depending on various factors. Additionally during 2014, we were dependent upon a few third party marketing services, one of them being a related party, and we derived almost 100% of our revenues from customers referred by the marketing services. During the years ended 2014 and 2013, we incurred a net loss of $12,354,399, and generated net income of $230,061, respectively. $11,491,301 of the net loss during the 2014 period consisted of stock-based expenses.

There are two additional influences to the losses we have reported in 2014. First, our revenue recognition, as discussed in Note 2, is based on our estimate of the net realizable value of each of our customer billings. We invoiced most of our customers, those which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenue based on historical collection trends. Second, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the gross accounts receivable billing.

These two influences have had a material impact on our operating results, but also offer a major opportunity for profit growth as we move forward. We have recently formed a subsidiary named NexGen Med Solutions, LLC (“NexGen”), which we expect will allow us to expand our accounts receivables collection effort. We believe this will allow us to improve our collections, increase the net realizable value of our gross billing revenues, and reduce our dependency on factoring. In addition we continue to seek more conventional financing which will allow us to further move away from factoring and reduce our interest expense. Finally, we continue to seek new markets for our transdermal creams which will diversify our business, increase profitability and improve shareholder value. While there is no certainty that we will be able to achieve these goals, Management is hopeful we will be successful.

In addition, while Management believes our new PPO business will greatly improve our operating performance, we understand that we will need additional accounts receivable factoring, or debt/equity financing to be able to fully implement our business plan. Given the indicators described above, there is substantial doubt about our ability to continue as a going concern.

We are attempting to find additional financing sources to build our operations to profitable levels, however, there is no assurance we will be successful. The successful outcome of future activities cannot be determined at this time, and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

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

Revenue Recognition

We sell our products directly through our pharmacy and record the associated revenues using the net method, as required under ASC 954-605-25, Health Care Entities – Revenue Recognition. Our prescription revenue is recorded at established billing rates less estimated contractual adjustments with each respective insurance carrier. Net revenues represent the amount each respective insurance company and the California Workers Compensation Fund are expected to pay us. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collection is probable. Our pharmacy revenues are recognized when both the compounding prescriptions and customer shipment services are performed.

Net revenues consisted of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Gross revenues	$156,853,777	$15,551,345
Less: estimated contractual and other adjustments	(90,254,881)	(8,562,809)
Net revenues	$66,598,896	$6,988,536

Shipping and Handling

Shipping and handling costs incurred are included in general and administrative expenses. The amount of revenue received for shipping and handling is less than 0.5% of revenues for all periods presented.

Cash Equivalents

We consider all highly liquid, income bearing investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for products delivered to patients. We record an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assess specific identifiable accounts considered at risk or uncollectible. As discussed above, we have factored a significant amount of our accounts receivable. The difference between the estimated net realizable value of accounts receivable, which we have recorded as net revenues, and the factored amounts has been recorded in the consolidated statements of operations as interest expense.

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

As of December 31, 2014 and December 31, 2013, we did not have any level 2 or 3 assets or liabilities.

Stock Based Compensation

We account for our share-based compensation in accordance with ASC 718-20, Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

We have issued warrants exercisable into our common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the years ended December 31, 2014 and 2013.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the warrant is estimated by considering the contractual term of the warrant. (2) The expected stock price volatility of the underlying shares over the expected term of the warrant is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

Revenues and accounts receivable - Financial instruments that potentially subject us to credit risk principally consist of receivables. Amounts owed to us by insurance companies account for a substantial portion of the receivables. This risk is limited due to the number of insurance companies comprising our customer base and their geographic dispersion. The risk is further limited by our ability to factor our receivables. For the years ended December 31, 2014 and 2013, no single customer represented more than 10% of revenues or accounts receivable, net.

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

During the years ended December 31, 2014 and 2013, revenues generated from sales of compounding pharmaceutical products primarily to worker’s compensation patients located throughout Southern California represented nearly 100% of total revenues. At times the collection on these receivables can take in excess of one year, during which we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

During the years ended December 31, 2014 and 2013, we retained two principal consultants, one of which was TPS, to market our products to licensed healthcare practitioners who treat patients covered under a variety of workers’ compensation insurance programs. For each period presented, nearly 100% of our net revenue resulted from the consultants’ marketing efforts and fees for the two consultants represented nearly all of our selling and marketing expense. In addition, on March 31, 2014, we added a representative of TPS to our Board of Directors. Subsequent to December 31, 2014, our consulting agreement with TPS expired and we replaced them with another marketing consultant. See Note 15 for further information. As a result, the TPS representative resigned from our Board effective February 23, 2015. For the years ended December 31, 2014 and 2013, the consultants earned the following:

Year Ended:
December 31, 2014	$33,745,106	Includes stock-based compensation of $11,391,301
December 31, 2013	$1,790,761	Includes no stock-based compensation

The amounts payable to the consultants at December 31, 2014 and 2013 were $5,896,197 and $1,411,493, respectively.

The pharmaceutical industry is highly competitive and regulated, and our future revenue growth and profitability is dependent on our timely product development, ability to retain proprietary formulas, and continued compliance. The compounding, processing, formulation, packaging, labeling, testing, storing, distributing, advertising and sale of our products are subject to regulation by one or more U.S. and California agencies, including the Board of Pharmacy, the Food and Drug Administration, the Federal Trade Commission, and the Drug Enforcement Administration as well as several other state and local agencies in localities in which our products are sold. In addition, we compound and market certain of our products in accordance with standards set by organizations, such as the United States Pharmacopeial Convention, Inc. We believe our policies, operations and products comply in all material respects with existing regulations. Healthcare reform and a reduction in the coverage and reimbursement levels by insurance companies and government agencies and/or a change in the regulations or compliance with related agencies and/or a disruption in our ability to maintain our competitiveness may have a material impact on our consolidated financial position, results of operations, and cash flows.

Vendors - As of December 31, 2014 and 2013, two suppliers made up substantially 100% of our direct materials. Management believes the loss of either supplier to this organization would have a material impact on our consolidated financial position, results of operations, and cash flows. If our Company’s relationship with one of our vendors was disrupted, we could have temporary difficulty filling prescriptions for worker’s compensation related drugs until a replacement wholesaler agreement was executed, which would negatively impact our business.

For the years ended December 31, 2014 and 2013, purchases made for pharmaceutical compounding materials obtained from these vendors were $2,492,749, and $273,135, respectively. The amounts payable at December 31, 2014 and 2013 for such costs were $12,158 and $58,594, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue which may require a company to use more judgment and make more estimates than under the current guidance. This ASU will be effective for us starting in the first quarter of 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

There are no other recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

3. Accounts Receivable

Accounts receivable consist of the following at:

	December 31, 2014	December 31, 2013
Accounts receivable	$36,364,280	$10,814,161
Allowance for doubtful accounts and contractual write-offs	(22,089,994)	(6,265,951)
Subtotal	14,274,286	4,548,210
Less: long-term portion	(4,139,543)	(983,440)
Current portion	$10,134,743	$3,564,770

We have computed the long-term portion of our accounts receivable using amounts and timing historical collection information.

We have sold a significant portion of our accounts receivable, in groups of receivables, to various factors on a non-recourse basis. Prior to funding, the factor performs due diligence testing on a sampling of accounts receivable to determine that the accounts meet their criteria for purchase. After funding, if it is determined that an account receivable does not meet their purchase criteria, we will exchange it for a different account and pursue collection of the account returned. If we do not have a different account to exchange with the factor, we would have to return the proceeds from an account that they are putting back to us. However, as long as we continue to generate new accounts receivable, we are not at risk of having to return any factoring proceeds.

Under the factoring agreements, we receive initial net proceeds ranging from 20% to 25% of the gross accounts receivable sold in each group. The agreements also allow for our receipt of additional proceeds once the factors’ collections have reached a certain collection benchmark for each group of receivables sold. In addition, for certain groups of receivables, we may also receive additional proceeds upon the passage of eighteen months. Although we expect we may ultimately receive additional proceeds from our factors, we will not record any additional receipts until such funds have actually been received. The difference between the recorded amount of the accounts receivable and the amount received has been treated as interest expense.

We have granted one factor a first security interest in all accounts receivable that have not been sold to another factor. In addition, we provided the same factor with a first right of refusal to purchase future receivables.

During the years ended December 31, 2014 and 2013, our factoring activity has been as follows:

	2014	2013
Gross billing receivables sold	$128,637,988	$4,852,088
Adjustment to net revenues (for estimated contractual and other adjustments)	(72,879,912)	(2,620,128)
Interest expense for factored accounts receivable	(29,694,558)	(873,201)
Proceeds received from factors	$26,063,518	$1,358,759

4. Property and Equipment, Net

Property and equipment consist of the following at:

	December 31, 2014	December 31, 2013
Machinery and equipment	$27,229	$22,629
Computer equipment	31,473	13,406
Furniture and fixtures	3,997	3,997
Leasehold improvements	69,784	24,749
	132,483	64,781
Less: accumulated depreciation	(52,940)	(36,999)
	$79,543	$27,782

Depreciation expense for 2014 and 2013 amounted to $15,942 and $9,110, respectively.

5. Notes Payable and Accrued Interest

Notes payable and accrued interest consisted of the following at:

	December 31, 2014		December 31, 2013
	Principal	Accrued Interest	Principal	Accrued Interest
Non-related parties:
2007 – 2009 convertible notes	$315,000	$124,334	$497,000	$78,083
Profit sharing notes	175,000	527,012	675,000	383,163
Secured bridge notes	449,275	86,945	449,275	72,901
2012 convertible promissory notes	2,288,250	706,384	3,299,875	410,174
Promissory notes	350,722	3,507	817,366	5,793
Convertible debentures	325,000	114,110	—	—
Less: unamortized discount	—	—	(98,922)	—
Subtotal – non-related parties	3,903,247	1,562,292	5,639,594	950,114
Related parties:
2007 – 2009 convertible notes	—	—	152,500	43,300
2012 Convertible promissory notes	—	—	150,000	18,000
Promissory notes	146,667	7,414	—	—
Convertible note	52,400	3,761	—	—
Notes payable to Officer	—	—	104,164	—
Subtotal – related parties	199,067	11,175	406,664	61,300
Total	4,102,314	1,573,467	6,046,258	1,011,414
Current portion	(3,875,559)	(1,573,467)	(6,046,258)	(1,011,414)
Long-term portion	$226,755	$—	$—	$—

2007 – 2009 Convertible Notes

The 2007 – 2009 Convertible Notes were initially issued in 2007 to 2009 to a series of individuals, including a related party who is a relative of the founder of the PDC control group. These notes are unsecured. The non-related party notes in this category bear interest rates ranging from 18% to 33% per annum.

On March 31, 2014, we entered into a Note Conversion Agreement with a shareholder and holder of one of the 2007 – 2009 Convertible Notes with a principal amount of $100,000. Under the conversion agreement, the principal was converted into 1,505 shares of Series D Preferred Stock and we issued a new Unsecured Promissory Note for the remaining balance of accrued and unpaid interest totaling $20,833 which has been repaid as of December 31, 2014. See Promissory Notes section below. As a result of this transaction, we recorded a loss on extinguishment of debt of $100,000 during 2014.

On September 19, 2014, we repaid principal and interest on notes in this category with face value totaling $95,000. In connection with this transaction, we recorded a gain on extinguishment of debt of $182.

On September 30, 2014, we entered into a Settlement Agreement and Mutual Release with the related party note holder referred to above. Under the agreement, we settled notes in this category with face value totaling $152,500 along with a 2012 Convertible Promissory note (see below) with a face value of $150,000. Under the settlement agreement, we paid the note holder $302,500 in full settlement of the notes, including accrued interest, and recorded a gain on extinguishment of debt in the amount of $99,704 and eliminated $143,517 in derivative liability (related to the 2012 Convertible Promissory note), which was recorded as a gain upon extinguishment.

All notes in this category, which were originally written on PDC, contained a provision allowing for conversion into common stock only if PDC became a public entity. This conversion provision allowed for the conversion of all unpaid principal and accrued interest at the rate of the average closing price of the common stock for the 10 days prior to conversion. Upon finalization of the merger on March 31, 2014 as discussed in Note 1, the remaining notes in this category were rewritten with the following changes (i) the conversion feature was modified to allow for conversion into one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest and (ii) the maturity date of the notes was changed to allow for future payment of principal and accrued interest when our company’s resources would allow. The modification of the conversion feature created a beneficial conversion feature (“BCF”) of $322,785 and, in accordance with the requirements of ASC 470-50, we have recorded that amount as a loss on extinguishment of debt during 2014.

Because these notes were previously past-due and now have no fixed maturity date, we have reflected them as current liabilities at each balance sheet date in the accompanying consolidated financial statements.

Profit Sharing Notes

The Profit Sharing Notes were initially issued in 2010 with a term of four (4) years. In lieu of interest, the notes called for monthly payments ranging from 0.1% to 5% of the cash receipts from prescription sales. These notes are collateralized by all receivables generated by sales of prescriptions.

On March 10, 2014, as amended on May 1, 2014, we finalized a settlement agreement with All American T.V., Inc./John Casorio (“AATV”), a shareholder and a holder of one of the 2010 Profit Sharing Notes under which we, among other things, agreed to repay the note and accrued interest for a total payment of $600,000. Based on the finalized settlement agreement, we reclassified this note to Settlement Liabilities in 2014 (see Note 6). In connection with the settlement agreement, we recorded a gain on extinguishment of debt during 2014 in the amount of $180,973.

At both December 31, 2014 and 2013, these Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default.

Secured Bridge Notes

These Secured Bridge Notes were initially issued in 2010 and 2011 and were to be repaid at the time of a major funding from a specified funding source. Certain of the notes accrue interest at one-time flat-rates ranging from 15% to 22.5% and others at an annual rate of 15% per annum. The notes are collateralized by all receivables generated by sales of prescriptions. At both December 31, 2014 and 2013, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since funding from the funding source was never obtained.

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

On October 10, 2014, we entered into Settlement Agreement and Mutual Release agreements with three of these noteholders holding notes with face values totaling $886,875. Under the agreements, we agreed to the following in full satisfaction of amounts owed them under their notes, inclusive of accrued interest: (1) the issuance of 30,074,105 shares of our restricted common stock and (2) the issuance of a Promissory Note (see section below) with a principal balance of $65,756. The new note bears interest at 12% per annum and is payable over twelve months with monthly payments of $5,842, which includes interest. We valued the shares issued in connection with these transactions at their market price as of October 10, 2014, their date of issuance, and recorded a gain of $30,959 in connection therewith.

During the second half of 2014, the notes in this category became convertible. Based on the requirements of ASC 815, we determined that as each note reached its convertibility date, a derivative liability was triggered, the amounts of which we calculated using the Black-Scholes valuation method with the following range of assumptions:

Stock price per share	$0.04000 to $0.06200
Exercise price per share	$0.03770 to $0.05759
Time to maturity in years	1.75 to 2.00
Annual risk-free interest rate	0.47% to 0.58%
Annualized volatility	250% to 283%

Effective December 31, 2014, the remaining notes in this category were amended to include a minimum conversion price of $2.00 per share, thereby eliminating the derivative liability accounting requirement. During 2014, in connection with these amended notes and their convertibility, we recorded a net expense of $458,192 with the offset to additional paid-in capital for debt settled during the period. The net expense consisted of the following:

(Income) Expense
Interest expense (debt discount amortization)	$634,299
(Gain) loss on extinguishment of debt	(193,454)
Other expense	17,347
$458,192

At both December 31, 2014 and 2013, we reflected these 2012 convertible promissory notes as current liabilities, either in accordance with their terms or because we were in default of the interest payments required under the notes.

Subsequent to December 31, 2014, we made a full and final settlement for a note with principal value of $110,500 note, inclusive of accrued interest, for $110,500.

Promissory Notes

The Promissory Notes consist of the following at:

	December 31, 2014	December 31, 2013
Non-related parties:
Note dated November 18, 2013	$—	$772,366
Notes dated October 10, 2014	350,722	—
Note dated January 1, 2014	—	45,000
Subtotal	350,722	817,366
Related parties:
Note dated February 20, 2014	96,667	—
Note dated March 11, 2014	50,000	—
Subtotal	146,667	—
	$497,389	$817,366

On November 18, 2013, we issued a Secured Promissory Note with a principal amount of $772,366. This note, which was issued in exchange for previous notes payable and accrued interest, had a term of five (5) years, bore interest at 18% per annum, and required monthly payments of $19,613. The note was secured by certain of our accounts receivable. On October 10, 2014 we entered into a Settlement Agreement and Mutual Release with the noteholder under which we made the following payments in full satisfaction of amounts owed under the notes, inclusive of accrued interest: (1) a cash payment of $150,000, (2) the issuance of 10,807,000 shares of our restricted common stock, and (3) the issuance of a note payable with a principal balance of $300,000 ($290,151 as of December 31, 2014). The new note bears interest at 12% per annum and is payable over four years with monthly payments of $7,900, which includes interest. In addition, the collateral remains the same. We valued the shares issued in connection with these transactions at their market price as of October 10, 2014, their date of issuance, and recorded a loss of $23 in connection therewith. The aggregate amount of principal payments due under this note for each of the future years ending December 31, 2015, 2016, 2017, and 2018 are $63,395, $71,435, $80,495, and $74,825, respectively.

As described in the 2012 Convertible Promissory Notes section above, we issued a Promissory Note with a principal balance of $65,756 ($60,571 as of December 31, 2014).

At December 31, 2013, we were in default of the monthly payment requirement and reflected this note as a current liability at that balance sheet date. As of December 31, 2014, we are in compliance of the provisions of the new note and have reflected its long-term portion as such at that balance sheet date.

Effective December 31, 2013, we issued an Unsecured Promissory Note for $45,000. This note had a term of six months, had no stated interest rate, and was repayable in monthly payments of $7,500. As of December 31, 2014, this note had been repaid.

On February 20, 2014 we issued an Unsecured Promissory Note for $96,667 to a company whose Managing Member is a shareholder. This note, which had a stated interest rate of 0.5% per month (6% per annum), was repayable in thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes are past due as of December 31, 2014. Subsequent to December 31, 2014, we made a full and final settlement of the $50,000 note, inclusive of accrued interest, for $50,000.

With the exception of the one note described above, we reflected these Promissory Notes as current liabilities as of December 31, 2014 and 2013 either in accordance with their terms or because we were in default of our payment obligations.

Convertible Debentures

The Convertible Debentures were assumed March 31, 2014 as a result of the Merger discussed in Note 1. The convertible debentures, which bear interest at 8% per annum, were due in August 2013 and are therefore past due. They are convertible into shares of our common stock at the rate of $0.50 per share. There was no activity with respect to these convertible debentures during 2014.

Convertible Note (Related Party)

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder. The convertible note, which has a stated interest rate of 6% per annum, was to be repaid in April 2014 and is therefore past due. The note is convertible at the option of the note holder into 260 shares of Series B Preferred Stock. As of December 31, 2014, the total principal amount outstanding for this note was $52,400.

Notes Payable to Officers

These unsecured notes resulted from advances made in 2013 and 2014, primarily by our Pharmacist in Charge. All amounts, which were due with no stated interest, have been repaid by December 31, 2014.

6. Settlement Liabilities

Settlement liabilities consist of the following at:

	December 31, 2014	December 31, 2013
Myhill	$70,000	$200,000
Primary Care	—	48,000
Subtotal	$70,000	$248,000

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

On May 15, 2014 we entered into a new settlement agreement with Primary Care under which we paid them $40,000 in full satisfaction of all remaining amounts owed them. In connection with this new settlement agreement, we recorded a gain on extinguishment of debt in the amount of $8,000 during 2014.

Forte Capital

This obligation was assumed March 31, 2014 in the amount of $289,398 as a result of the Merger discussed in Note 1. The obligation arose from a March 2014 agreement with Forte Capital Partners, LLC under which we agreed to repay amounts outstanding under a 14% convertible debenture with a total of 14,351,322 shares of our common stock, issuable in six monthly installments of 2,391,887 shares beginning in March 2014. 2,391,887 shares were issued prior to the merger discussed in Note 1 and 11,959,435 were issued post-merger. As of December 31, 2014, we have issued all shares required under the agreement with Forte Capital and no further amounts are owed.

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

As of December 31, 2014, we had paid all amounts owed under our obligation to AATV.

7. Liabilities of Discontinued Operations

Liabilities of discontinued operations totaling $961,831 represent the liabilities of our interest in our subsidiary Pet Airways, Inc. and consist of the following as of December 31, 2014:

Accrued airline leases	$360,679
Other accrued liabilities	376,924
Amounts owed to credit card merchants	102,315
Unearned revenue	121,913
Total	$961,831

On March 26, 2014, prior to the reverse acquisition by us on March 31, 2014, former management issued 60,000,000 common shares to a company controlled by two former officers of our Company in exchange for the former officers’ agreement to purchase our interest in Pet Airways and to forgive their unpaid wages. The former officers’ agreement to purchase our interest in Pet Airways was meant to relieve us of these debts. As of December 31, 2014, the former officers had not fulfilled their obligation to purchase our interest in Pet Airways, and other matters between the parties are in dispute.

We have endeavored to resolve our disputes with the former officers, including their fulfillment of their obligation to purchase the interest in Pet Airways, but to date have been unsuccessful. During the fourth quarter of 2014, we agreed to participate in non-binding mediation for the matters in dispute. If we are unable to come to a satisfactory resolution through this process, we will likely pursue litigation.

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

During 2014, we issued a total of 53,036,707 common shares to settle debt. Certain of these shares were issued under agreements made by previous management prior to the merger discussed in Note 1. 11,959,435 shares were issued to a Forte Capital as discussed in Note 6 and 196,167 shares were issued to a vendor for pre-merger services provided. The remaining shares were issued in connection with agreements to settle debt as discussed in Note 5.

Preferred Stock

We are authorized to issue 10,000,000 shares of no par value preferred stock and as of December 31, 2014 have designated four (4) series of preferred stock whose rights are described below.

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

The shares issued for services consist of 166,664 shares issued to TPS as described in Note 1 and 8,279 shares issued to other service providers. All of these share issuances were valued at the market price of the common equivalent shares as of the date earned. In connection with their issuance, we made the following charges to expense for the year ended December 31, 2014:

Selling and marketing	$11,391,301
General and administrative	100,000
$11,491,301

Although the TPS shares were validly issued in accordance with our agreement with them, as the end of 2014 approached, they determined that they did not want to incur the potential tax liability that would be associated with the fair market value of shares issued. Effective December 31, 2014, TPS returned the shares to us for cancellation and we did not adjust the expense previously recorded.

On March 17, 2014, all of the outstanding warrants of the PDC control group were exchanged for PDC Series D Preferred Shares. The Company converted all common and preferred warrants, whether expired or not, into without consideration for the strike price upon the terms and provisions set forth in the warrant agreements. The conversion resulted in an issuance of 155,823 Series D Preferred shares. This conversion was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date using the Black-Scholes option pricing model, resulting in a loss of $7,111,444 being recorded during the year ended December 31, 2014. Subsequent to the March 17, 2014 conversion, no warrants for the PDC control group remained outstanding.

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

Warrants

On December 31, 2014, we had outstanding warrants to purchase 43,424,989 of our common shares. The warrants, the majority of which were issued under a June 3, 2011 securities purchase agreement, expire at various dates through June 3, 2016 and are exercisable at various per share prices ranging from $0.01 to $1.02.

Stock Incentive Plans

Under our 2010 Stock Incentive Plan (the “2010 Plan”), options to purchase 4,000,000 shares of our common stock had been approved and reserved for grants to employees, officers, directors and outside advisors at fair market value on the date of grant. At December 31, 2014, we had 367,000 option shares outstanding at an average exercise price of $0.16 per share and 3,633,000 option shares available for grant.

Under our 2012 Stock Incentive Plan (the “2012 Plan”), we had 10,000,000 common shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At December 31, 2014, the Company had issued 6,170,950 common shares under the 2012 Plan and have 3,829,050 common shares available for issuance.

Both the 2010 Plan and the 2012 Plan expire after 10 years.

9. Other Related Party Information

Following is a summary of total cash compensation, including base salary, bonus and other cash compensation for employees related to Edward Kurtz, our CEO, for the years ended December 31, 2014 and 2013:

Twelve months ended December 31, 2014	$772,332
Twelve months ended December 31, 2013	$445,540

A relative of our former Pharmacist in Charge was a consultant to the Company providing management consulting and other business advisory services. During the years ended December 31, 2014 and 2013, the consultant’s fees totaled $39,000 and $78,000, respectively.

10. Commitments and Contingencies

Leases

Our facilities, consisting of approximately 7,343 square feet of space, are located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $83,805 and $53,444 during the years ended December 31, 2014 and 2013, respectively. Future minimum lease payments under operating leases are as follows: $104,191 for the year ended December 31, 2015 and $80,278 for the year ended December 31, 2016.

In connection with certain prior operations which have been discontinued, we have recorded liabilities totaling $360,679 related to abandoned leases in the accompanying consolidated balance sheets under Liabilities of Discontinued Operations. See Note 7.

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

HIPAA – The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions by April 2005. Effective August 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was introduced imposing notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company continues to be in compliance with HIPAA as of December 31, 2014.

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

Nokley Group LLC

In February 2014, we were served with a complaint from Nokley Group LLC (“Nokley”) for breach of contract under a Fee and First Right of Refusal Agreement dated May 25, 2012 between our company and Nokley. In the complaint, which was filed in Nevada, Nokley stated, among other things, that we sold certain of our accounts receivable to factoring organizations without offering Nokley first right of refusal which they allege was required under the agreement. While we estimate we would have cross-complaints against Nokley that would significantly mitigate any potential damages, we first filed a motion to dismiss based on improper venue. On July 31, 2014, our Company and Nokley agreed to dismiss the action without prejudice, and to have each party to bear its own attorney fees and costs.

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of December 31, 2014, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

MedCapGroup LLC

In May 2014, we were served with a complaint from MedCapGroup LLC (“MedCap”) for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement, and deceptive trade practices under a November 2012 Healthcare Accounts Receivable Purchase Agreement between our company and MedCap. MedCap alleged in its complaint that because we sell our accounts receivable based on dates of service, and not by patient, that only the original purchaser of a patient’s claims controls all payments and settlement negotiations with the insurer. As a result, MedCap alleged that we had misrepresented the collectability of certain accounts receivable they had purchased from us and that they had therefore been damaged. While we estimate we have significant defenses against MedCap’s complaint, we first filed a motion to dismiss based on improper venue. On July 30, 2014, our motion to dismiss was granted.

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, third party complaint along with our answer to bring Mr. Brown into this litigation. At of this date, we cannot reasonably estimate a potential range of loss with respect to this matter, however we believe we have significant defenses to this complaint, intend to defend it vigorously, and believe that there no loss that is probable.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner is alleging that we breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asking for damages of approximately $300,000. We believe that this action is without merit, and will defend it vigorously and believe that no loss is probable.

Trestles Pain Specialists

On March 11, 2015, we filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00776389) against Trestles Pain Specialists, LLC (“TPS”), John Garbino and David Fish. We first allege that TPS breached the terms of the consulting services agreement due to lack of performance by TPS of the agreed upon services. Second, we allege that we were fraudulently induced into entering into the consulting services agreement due to the misrepresentation made by Mr. Garbino that Mr. Fish, who has some unsettling issues that were of concern to us, was not an owner of TPS. Had we known that Mr. Fish did have a stake in TPS, we would not have entered into the consulting services agreement. We allege in the complaint that TPS, Mr. Garbino, and Mr. Fish owe us damages to us in excess of $1,500,000. In addition we are seeking rescission of the consulting services agreement so that all monies paid would be refunded to us. On April 6, 2015, TPS filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00781113) against us, in which they assert several claims including but not limited to breach of contract, breach of oral contract and various other claims. We believe such allegations are without merit, and we will vigorously proceed with our causes of action and defenses, in this litigation.

Judgments and Orders

In prior years, a number of judgments and orders were obtained against Pet Airways, Inc. as detailed below. In connection with the 2014 Merger discussed above, two former officers of our Company agreed to purchase our interest in Pet Airways which was meant to relieve us of the Pet Airways debts. As such, we believe that any obligations of Pet Airways rests with the two former officers of our Company and not with us. Notwithstanding the foregoing, we have included certain amounts in our balance sheets in the accompanying consolidated financial statements in the category Liabilities of Discontinued Operations in connection with these matters.

Sky Way Enterprises

In April 2012, a judgment was entered against Pet Airways in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. We have recorded a liability of $198,500 within Liabilities of discontinued operations at December 31, 2014 in connection with this matter.

Suburban Air Freight

On March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. In August 2014, Suburban moved to enforce the judgment against Praxsyn in Orange County, California and in November 2014, the Orange County court vacated Suburban’s motion to enforce judgment as it did not arise in any transaction with Praxsyn. We have recorded a liability of $90,532 within Liabilities of discontinued operations at December 31, 2014 in connection with this matter.

Alyce Tognotti

On March 6, 2013, an order was issued by the labor commissioner of the State of California for Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. We have recorded a liability of $18,771 within Liabilities of discontinued operations at December 31, 2014 in connection with this matter.

AFCO Cargo

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. We have recorded a liability of $32,331 within Liabilities of discontinued operations at December 31, 2014 in connection with this matter.

We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of December 31, 2014 and 2013, we accrue for liabilities associated with certain litigation matters if they are both probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, we are unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

12. Income Taxes

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31:

	2014	2013
Current tax provision:
Federal	$—	$—
State	2,400	1,600
Total	2,400	1,600

Deferred tax provision (benefit):
Federal	(178,142)	426,654
State	(38,322)	111,908
Total	(216,464)	538,562

Total provision (benefit) for income taxes	$(214,064)	$540,162

Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended December 31:

	2014	2013
U.S. federal statuatory rate	34.0%	34.0%
Effects of:
State taxes, net of federal benefit	5.8%	8.8%
Nondeductible expenses	(41.5)%	27.3%
Effective tax provision (benefit) rate	(1.7)%	70.1%

The components of our deferred tax assets (liabilities) for federal and state income taxes consisted of the following as of December 31:

	2014	2013
Current deferred income tax assets (liabilities)
Accounts receivable	$(967,839)	$(1,957,119)
Reserves and accruals	70,406	1,497,708
Total current deferred tax asset (liability)	(897,433)	(459,411)

Non-current deferred tax asset (liability)
Accounts receivable	(500,000)
Net operating losses	1,402,941	248,455
Total non-current deferred tax asset	902,941	248,455
Valuation allowance	—	—

Deferred income tax assets (liabilities)	$5,508	$(210,956)

The Company has net operating loss (“NOL”) carry forwards of approximately $3,275,000 and $562,000 at December 31, 2014 and 2013, respectively. The NOL carry forwards, if not utilized, will begin to expire in 2031.

As a result of the Merger, the Company converted from reporting income under the cash basis to the accrual basis for income tax purposes. The provision for income taxes includes the historical operations of PDC and Mesa Pharmacy, Inc. as well as Praxsyn Corporation from March 31, 2014, the effective date of the Merger.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

13. Income (Loss) Per Share

Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders for basic income (loss) per share	$(12,354,399)	$230,061

Net income (loss) attributable to common shareholders for diluted income (loss) per share	$(12,354,399)	$230,061

Denominator for income (loss) per share:
Denominator - basic income (loss) per share – weighted average shares	268,948,521	—
Preferred stock:
Series D	—	175,729,583
Denominator - diluted income (loss) per share	268,948,521	175,729,583

The following weighted-average shares of dilutive common share equivalents are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	2014	2013
2007-2009 convertible notes	3,519,534	—
2012 convertible notes	18,627,747	—
Convertible debentures	487,500	—
Convertible note – related party	2,144,110	—
Preferred stock:
Series D	408,111,049	—
Series B	520,348,767	—
Series C	7,297,260	—
Options	367,000	—
Warrants	43,424,989	—
	1,004,327,956	—

As previously disclosed, 166,664 Series D Preferred shares were canceled effective December 31, 2014. In addition, effective December 31, 2014, a holder of Series B Preferred stock agreed not to convert 16,000 of his Series B Preferred shares (the “Locked-Up Shares”) until April 1, 2016. If all dilutive securities had been exercised at December 31, 2014, excluding the Locked-Up Shares, the total number of common shares outstanding would be approximately 1.359 billion which is below the 1.4 billion authorized.

14. Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt for 2014 results from transactions in the following. There was no gain or loss on extinguishment recorded during 2013.

December 31, 2014
Accounts payable	$(8,788)
Convertible notes – 2007-2009 and 2012	45,031
Profit sharing notes payable	180,973
Promissory notes	(23)
Settlement liabilities	8,000
$225,193

15. Subsequent Events

Conversion of Preferred Stock

Subsequent to December 31, 2014, shareholders converted preferred stock into common stock as follows:

	Preferred Shares	Common Shares
Series D Preferred	106,256	106,256,000
Series B Preferred	1,850	18,500,000

Conversion of 2012 Convertible Promissory Notes

Subsequent to December 31, 2014, a note holder converted $18,000 of his note ($13,000 in principal and $5,000 in accrued interest) into 461,894 shares of our common stock in accordance with the provisions of his note.

Agreements with Consultants for Marketing Services

Subsequent to December 31, 2014, our consulting agreement with TPS expired and we replaced them with another marketing consultant, Products for Doctors (“P4D”), on substantially the same terms as the TPS agreement. As a result, the TPS representative resigned from our Board effective February 23, 2015. The P4D and TPS agreements were mainly concentrated in the workers compensation market. Additionally, subsequent to December 31, 2014, we entered into a consulting agreement with NHS Pharma Inc. (“NHS”) under which NHS is to provide marketing services in the PPO market, a new market for us beginning in 2015.

Accounts Receivable Factoring

Subsequent to December 31, 2014, we factored gross billing accounts receivable of $15,735,235 and received proceeds of $3,147,047.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2014, subject to the inherent limitations noted in this Part II Item 9A, as of December 31, 2014 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2014:

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

Management believes the material weakness set forth in item 1 above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors results in a lack of oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the calendar quarter and for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position

Edward F. Kurtz	52	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Kelly Reynolds	46	Chief Administrative Officer and Director

Kimberly Brooks	39	Secretary

Evon L. Midei	63	Director

Jonathan Renkas, M.D.	47	Director

John Garbino	43	Former Director

Business Experience

We believe that our board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe the experience, qualifications, or skills in the following areas are most important: sales and marketing; strategic planning; human resources and development practices; and board practices from other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes of each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows.

Edward F. Kurtz has been a business executive for over 25, years working as a General Manager and then a CEO of two successful companies in Orange County, California. After selling his business in late 2007, a group of investors presented Mr. Kurtz the opportunity to build a chain of pharmacies. Over the next two years, as Chief Operating Officer, he created and executed a plan that acquired two existing pharmacies and built three new stores. In all, five retail pharmacies were under his control and management. The eventual result was the merger of Pharmacy Development Corporation (“PDC-CA”) into PDC, INC., a wholly owned subsidiary of the Company on March 31, 2014.

Kelly Reynolds has worked in the pharmacy industry for over 5 years, and has over 10 years of experience in the medical administration field including medical billing, data management and the management of the day-to-day operations. Ms. Reynolds is hands-on in developing programs that sustain Mesa Pharmacy’s growth and has managed multiple retail pharmacies throughout her career. In 2011, Ms. Reynolds developed an in-house worker’s compensation billing and collections department which allowed Mesa Pharmacy to manage its claims in a cost-effective and efficient manner. She also developed a paperless program for Mesa Pharmacy which improved patient security, as well as increasing the overall efficiency of the pharmacy. In addition, Ms. Reynolds is responsible for implementing every database that Mesa Pharmacy utilizes, transforming Mesa Pharmacy into a nation-wide multi-network pharmacy.

Kimberly Brooks has been a sole practitioner since August of 2011, where she works regularly with boards of directors and executive management teams on entity formation, corporate governance, mergers and acquisitions and other general business transactional issues. Her legal career began in Orange County, California in 2007, where she worked as an associate at a boutique law firm practicing in general corporate transactional matters. For law school, she attended school in San Diego, CA, at Thomas Jefferson School of Law graduating cum laude with a Juris Doctorate. For undergrad, she attended school in Northridge, California at California State University Northridge, graduating cum laude with a B.A. in Psychology, with a minor in Woman’s Studies. She was admitted to the State Bar of California on December 6, 2006.

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

Jonathan Renkas, M.D., is a practicing emergency room physician in the Chicago, Illinois area, where he has been affiliated with West Suburban Medical Center since March 2013. Prior thereto, he was affiliated with various hospitals in Wisconsin and Indiana since 2006. From 2004 to 2006, he served as Senior Vice President and Chief Medical Officer of U.S. Asthma Care, based in Fort Worth, Texas and contemporaneously as Utilization Management Medical Director of Midland Management Company. Since 2006, he has also served on a consulting basis as Senior Quality Management Analyst for Sterling HealthCare Initiatives in Chicago, Illinois.

John Garbino is one of the country’s leading experts in pharmaceutical sales. Over the last 14 years, he has held leadership roles in the sales and marketing of pharmaceuticals to medical practitioners achieving unpatrolled success in sales volumes and market penetration. After several similar positions, he was named Director of Sales and Marketing for Southwood Pharmaceuticals where he directed the growth from $2,000,000 to over $40,000,000 annually and expanded sales to a nationwide client base. In 2005 he was made President of Comp Billing & Funding Inc., a new division of Southwood Pharmaceuticals, with the responsibility to build the new Workers Compensation program, building it to $5,000,000 with the first 10 months. In conjunction with this program, he built, trained and managed the sales team that grew the program to upwards of $20,000,000. He is currently the CEO of Trestles Pain Management (“Trestles”) that acts as a pharmaceutical management consultant to the industry. Effective February 23, 2015, Mr. Garbino has resigned as a member of the board of directors.

Directors serve at the discretion of the board of directors. Executive officers are appointed by and serve at the discretion of the board of directors.

Family Relationships

Mr. Kurtz, our Chairman, Chief Executive Officer and Chief Financial Officer and Ms. Reynolds, our Chief Administrative Officer are brother-in-law and sister-in-law.

Compliance with Section 16(a) of the Exchange Act

The SEC has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Exchange Act. Section 16(a) of the Exchange Act requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the SEC. However, we are not subject to the reporting requirements under Section 16(a), and therefore any filings made in accordance with Section 16(a) are made on a voluntary basis.

Audit Committee and Audit Committee Financial Expert

Due to the size of our operation, members of the board of directors serve collectively as the Audit Committee and have primary responsibility for monitoring the quality of internal financial controls and ensuring that the financial performance of our company is properly measured and reported on. It receives and reviews reports from management and our auditors relating to the annual, periodic and interim accounts and the accounting and internal control systems in use throughout our company.

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

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at Praxsyn Corporation (formerly known as The PAWS Pet Company, Inc.), 18011 Sky Park Circle, Suite N, Irvine, CA 92614. In general, all shareholder communications delivered to the corporate secretary for forwarding to the board of directors or specified members of the board of directors will be forwarded in accordance with shareholder’s instructions. However the corporate secretary reserves the right to not forward to members of the board of directors any abusive, threatening or otherwise inappropriate materials.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees. With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Edward F. Kurtz, CEO, CFO (1)	2014	$148,388	$—	$—	$—	$148,388
	2013	$97,313	$—	$—	$—	$97,313

Kimberly Brooks, Secretary (2)	2014	$—	$—	$—	$115,061	$115,061
	2013	$—	$—	$—	$—	$—

Dan Wiesel, former CEO and former acting	2014	$102,000	$—	$—	$2,304,000	$102,000
CFO (3) (4)	2013	$245,000	$—	$—	$—	$245,000

Alysa Binder, former EVP and former Chief	2014	$83,000	$—	$—	$—	$83,000
Development Officer (3) (4)	2013	$200,000	$—	$—	$—	$200,000

(1)	Mr. Kurtz became our CEO on May 28, 2014 and our CFO on July 14, 2104.

(2)	Ms. Brooks became our Secretary on May 28, 2014 and an employee on April 1, 2015. Prior to becoming an employee, Ms. Brooks performed legal services for us and her compensation for those services is shown under All Other.

(3)	Mr. Wiesel and Ms. Binder were terminated on May 28, 2014. Mr. Wiesel and Ms. Binder are husband and wife.

(4)	On March 26, 2014 we issued 60,000,000 shares or our common stock to Watermark Inc., a company controlled by Mr. Wiesel. The shares were issued in exchange for Mr. Wiesel’s and Ms. Binder’s agreement to purchase our interest in Pet Airways and to forgive their unpaid wages and their value is shown under All Other. As of the date of this report, Mr. Wiesel and Ms. Binder had not fulfilled their obligation to purchase our interest in Pet Airways, and other matters between the parties are in dispute.

We have not entered into any employment agreements with our named executive officers.

Outstanding Equity Awards at Year-End

As of December 31, 2014, there were no outstanding vested awards owned by a former executive officer.

Director Compensation

Effective March 2011, the Company pays each non-employee director a fee of $1,500 for each “in-person” board or committee meeting and $500 for every telephonic board or committee meeting. All directors are reimbursed for all reasonable expenses incurred in connection with the performance of their respective duties as a director. Payments totaling $26,000 were made to directors during the year ended December 31, 2014. No payments were made to directors during the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the beneficial stock ownership of each class of our voting securities as of the date of this report. The information is presented with respect to: (i) each person who is known to us to beneficially own more than 5% of each class of our voting securities; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 577,107,157 shares of outstanding common stock and 226,080 shares of outstanding Series D Preferred Stock.

	Common Stock		Series D Preferred Stock
Name and Address of Beneficial Owners (1) (3)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class (2)	Amount and Nature of Beneficial Ownership	Percent Ownership of Class (2)
Officers and Directors
Edward F. Kurtz, CEO, CFO, Director	-0-	0.0%	7,500	3.3%
Kelly Reynolds, Chief Administrative Officer, Director	-0-	0.0%	7,500	3.3%
Jonathan Renkas, Director	10,000,000	1.7%	-0-	0.0%
Evon Midei, Director	16,000,000	2.8%	-0-	0.0%
Kimberly Brooks, Secretary	-0-	0.0%	-0-	0.0%
All executive officers and directors as a group (4 persons)	26,000,000	4.6%	-0-	0.0%

5% Owners
Dan Wiesel and Alysa Binder (4)	77,923,273	13.5%	-0-	0.0%
Socius CG II Ltd (5)	43,206,884	7.5%	-0-	0.0%
Andrew Do	-0-	0.0%	25,000	11.1%
Ben Birch	-0-	0.0%	17,733	7.8%
Betty Konecny	-0-	0.0%	18,192	8.1%
My Tu Do	-0-	0.0%	17,262	7.6%

*Less than 1%.

(1)	c/o our address, 18011 Sky Park Circle, Suite N, Irvine, CA 92614, unless otherwise noted.

(2)	Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock which may be owned as a result of conversion or exercise within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such convertible securities but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Our Series B and Series C Preferred Stock, which are non-voting, are convertible into shares of our common stock at the rates of 10,000 to one and 20,000 to one, respectively. Both the B and C Series contain a provision that limits the number of common shares a holder may own subsequent to conversion to 4.9% of the outstanding common shares.

(4)	Dan Wiesel and Alysa Binder are husband and wife and own their shares jointly with right of survivorship.

(5)	Includes 33,115,557 warrants.

Equity Compensation Plan Information

The following is certain information about our equity compensation plans as of December 31, 2014.

	Number of Securities to be issued upon the exercise of options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans not approved by security holders	367,000	$0.16	3,633,000

Stock Incentive Plan

In 2010, we adopted our Stock Incentive Plan (the “Plan”). Under the Plan we have 4,000,000 shares reserved for the issuance of stock options to employees, officers, directors and outside advisors. Under the plan, the options may be granted to purchase shares of our common stock at fair market value at the date of grant.

There are options to purchase 367,000 shares under the Plan as of both December 31, 2014 and 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director Independence

Pursuant to Item 407 (a) (i) (ii) of regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000 (a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market. The independent directors serving on our board presently are Jonathan Renkas and Evon Medei. Our board of directors has not created separately designated standing committees. Officers are appointed annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

dbbmckennon were our Independent Registered Public Accounting Firm that examined our consolidated financial statements for the years ended December 31, 2014 and 2013.

Audit Fees

Our independent auditors billed us $166,425 and $22,000, respectively, for the examination of our annual consolidated financial statements for the years ended December 31, 2014 and 2013 and the review of the consolidated financial statements included in each of our interim reports during the years ended December 31, 2014 and 2013.

Tax Fees

During the fiscal year ended December 31, 2014, dbbmckennon billed us $11,250 for tax compliance and consultations. For the year ended December 31, 2013, there were no fees billed by our independent auditors for tax compliance and consultations.

All Other Fees

During the years ended December 31, 2014 and 2013, there were no fees billed for products and services provided by our independent accountants.

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

3. Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registration statement Form SB-2, File No. 333-130446, initially filed with the SEC on December 19, 2005, as amended)

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on October 25, 2010)

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on July 20, 2012)

3.5	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(i) and Exhibit 3.2(i) to the current report on Form 8-K filed with the SEC on January 27, 2015)

10.1	Form of Share Exchange Agreement, dated as of June 25, 2010, among the Registrant, Pet Airways, Inc., a Florida corporation (“PAWS”), the shareholders of PAWS, and Joseph A. Merkel, Kevin T. Quinlan, and Bellevue Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 1, 2010)

10.2	Form of 8% Convertible Debenture (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.3	Form of Subscription Agreement for 8% Convertible Debentures and Share Purchase Warrants (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on August 17, 2010)

10.4	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on November 9, 2010)

10.5	Form of Share Exchange Agreement, dated as of February 23, 2012, among the Registrant, The PAWS Pet Company, Inc, an Illinois corporation (“PAWS”), and all the shareholders of Impact Social Networking Inc., a Georgia corporation, (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed with the SEC on February 29, 2012)

10.6	Form of Security Purchase Agreement, dated February 27, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.7	Form of 8% Convertible Promissory Note, dated as of February 27, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 7, 2012)

10.8	Form of Security Purchase Agreement, dated April 16, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Form of 8% Convertible Promissory Note, dated as of April 16, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 26, 2012)

10.9	Stock Incentive Plan, dated as of February 9, 2012, (incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on April 26, 2012)

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 19, 2012)

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 7, 2012)

10.12	Form of Security Purchase Agreement, dated July 17, 2012 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.13	Form of 8% Convertible Promissory Note, dated as of July 17, 2012, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on July 26, 2012)

10.14	Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 15, 2013)

10.15	Exhibit B to the Securities Exchange Agreement dated March 9, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC March 15, 2013)

10.16	Bellevue Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.17	Bellevue Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.18	Fantasy Securities Exchange Agreement 2010 Note effective as of May 10, 2013, (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.19	Fantasy Securities Exchange Agreement 2011 Warrants effective as of May 10, 2013, (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.20	Fantasy Settlement Agreement effective as of May 10, 2013, (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the SEC on June 7, 2013)

10.21	PDC Merger Agreement effective March 31, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on April 1, 2014)

10.22	Consulting Services Agreement effective January 23, 2014 (incorporated by reference to Exhibit 10.1 to the quarterly report filed with the SEC on November 19, 2014)

10.23	Amendment No. 1 to Exhibit A of the Consulting Services Agreement effective June 1, 2014 (incorporated by reference to Exhibit 10.2 to the quarterly report filed with the SEC on November 19, 2014)

10.24	Stock Purchase Agreement effective January 23, 2014 (incorporated by reference to Exhibit 10.3 to the quarterly report filed with the SEC on November 19, 2014)

10.25	Marketing Company Agreement effective January 26, 2015 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on April 1, 2014)

10.26	Script Processing Service Contract effective October 11, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on February 26, 2015)

16.1	Letter from Cordovano and Honick LLP regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the SEC on August 31, 2010)

21.1	Subsidiaries of the Registrant.*

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Praxsyn Corporation (Formerly Known As The PAWS Pet Company, Inc.)

By:	/s/ Edward Kurtz
Edward Kurtz
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Titles	Date

By:	/s/ Edward Kurtz	Chairman, Chief Executive Officer and Chief Financial Officer	April 15, 2015
Edward Kurtz

By:	/s/ Kelly Reynolds	Director	April 15, 2015
Kelly Reynolds

By:	/s/ Jonathan Renkas, M.D.	Director	April 15, 2015
Jonathan Renkas

