Form 10-Q
period 2015-03-31
Praxsyn Corp
filed 2015-05-15
CIK 1346973

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as May 15, 2015 was 603,970,157 shares.

PRAXSYN CORPORATION

FORM 10-Q

MARCH 31, 2015

2

PART I — FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

PRAXSYN CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$1,896,910	$1,222,084
Accounts receivable, net of allowance	12,335,330	10,134,743
Inventories	294,169	201,639
Other current assets	21,025	15,981
Total current assets	14,547,434	11,574,447
Property and equipment, net	90,780	79,543
Accounts receivable, net of current portion	3,716,941	4,139,543
Other assets	7,548	7,549
Deferred tax assets	577,774	902,941
Total assets	$18,940,477	$16,704,023

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$734,158	$482,648
Accrued interest	1,656,685	1,573,467
Accrued marketing	6,893,281	5,896,197
Other accrued liabilities	1,810,471	1,088,299
Notes payable to related parties	149,067	199,067
Notes payable, current portion	3,529,045	3,676,492
Settlement liabilities	105,000	70,000
Liabilities of discontinued operations	961,831	961,831
Deferred tax liabilities	468,449	897,433
Total current liabilities	16,307,987	14,845,434
Notes payable, non-current	209,688	226,755
Total liabilities	16,517,675	15,072,189

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D – 210,405 and 332,336 shares outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $8,416,200 and $13,293,440, respectively	—	—
Series B – 61,988 and 63,838 issued and outstanding at March 31, 2015 and December 31, 2014, respectively; liquidation preference $1,859,640 and $1,915,140, respectively	—	—
Series C – 20 issued and outstanding at March 31, 2015 and December 31, 2014, liquidation preference $2,000	—	—
Series A – none issued and outstanding at March 31, 2015 and December 31, 2014, liquidation preference $0	—	—
Common stock, no par value: 1,400,000,000, 592,782,157 and 451,889,263 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	54,258,591	54,239,832
Accumulated deficit	(51,635,789)	(52,407,998)
Treasury stock at cost, 389,623 shares at March 31, 2015 and December 31, 2014	(200,000)	(200,000)
Total shareholders’ equity	2,422,802	1,631,834
Total liabilities and shareholders’ equity	$18,940,477	$16,704,023

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net revenues	$14,183,398	$9,219,563

Cost of net revenues	1,131,549	331,783

Gross profit	13,051,849	8,887,780

Operating expenses:
Selling and marketing – stock based	—	3,803,299
Selling and marketing – non stock-based	6,749,482	3,577,418
Total selling and marketing	6,749,482	7,380,717
General and administrative – stock based	—	100,000
General and administrative – non stock based	1,331,131	499,953
Total general and administrative	1,331,131	599,953
Total operating expenses	8,080,613	7,980,670
Operating income	4,971,236	907,110

Other income (expense):
Interest expense	(3,760,336)	(5,708,066)
Warrant modification expense	—	(7,111,444)
Gain (loss) on extinguishment of debt	70,002	(100,000)
Total other income (expense)	(3,690,334)	(12,919,510)
Income (loss) before income taxes	1,280,902	(12,012,400)
Provision for income taxes	508,693	—
Net income (loss)	$772,209	$(12,012,400)

Income (loss) per common share - basic	$0.00	$(0.00)
Income (loss) per common share - diluted	$0.00	$(0.00)

Weighted average number of common shares used in basic calculations	520,413,184	—
Weighted average number of common shares used in diluted calculations	1,472,751,004	—

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2014	332,336	$—	63,838	$—	20	$—	—	$—	451,889,263	$—	$54,239,832	$(52,407,998)	$(200,000)	$1,631,834
Conversion of convertible debt	—	—	—	—	—	—	—	—	461,894	—	18,000	—	—	18,000
Series D Preferred stock conversions	(121,931)	—	—	—	—	—	—	—	121,931,000	—	—	—	—	—
Series B Preferred stock conversions	—	—	(1,850)	—	—	—	—	—	18,500,000	—	—	—	—	—
Stock options expense	—	—	—	—	—	—	—	—	—	—	759	—	—	759
Net income	—	—	—	—	—	—	—	—	—	—	—	772,209	—	772,209
Balance — March 31, 2015	210,405	$—	61,988	$—	20	$—	—	$—	592,782,157	$—	$54,258,591	$(51,635,789)	$(200,000)	$2,422,802

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$772,209	$(12,012,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant modification expense	—	7,111,444
(Gain) loss on extinguishment of debt	(70,002)	100,000
Stock issued for services rendered	—	3,903,299
Loss on accounts receivables sold to factor	3,619,104	5,020,403
Depreciation and amortization	9,395	2,103
Amortization of debt discount	—	115,059
Amortization of debt issuance costs	—	18,450
Stock option expense	759
Changes in operating assets and liabilities:
Accounts receivable	(8,544,136)	(9,120,181)
Inventories	(92,530)	(33,482)
Other current assets	320,123	(13,095)
Accounts payable	251,511	11,775
Accrued interest	128,720	153,183
Accrued marketing	1,101,584	1,004,078
Other accrued liabilities	293,188	(7,468)
Settlement liabilities	(40,000)	(40,000)
Net cash used in operating activities	(2,250,075)	(3,786,832)

Cash flows from investing activities:
Capital expenditures	(20,632)	(320)
Cash acquired in connection with reverse merger	—	485,012
Net cash used in investing activities	(20,632)	484,692

Cash flows from financing activities:
Proceeds from sale of accounts receivable to factor	3,147,047	3,861,848
Borrowings from related parties	—	245,294
Repayment of notes payable
Non-related parties	(151,514)	(22,500)
Related parties	(50,000)	—
Net cash provided by (used in) financing activities	2,945,533	4,084,642

Increase (decrease) in cash and cash equivalents	674,826	782,502
Cash and cash equivalents at beginning of period	1,222,084	37,494
Cash and cash equivalents at end of period	$1,896,910	$819,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,512	$120,736
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$—	$345,334
Conversion of accrued interest into note payable	$—	$20,584
Common stock issued in conversion of note payable and accrued interest	$18,000	$—
Creation of obligations through settlements	$75,000	$500,000
Net liabilities assumed from reverse merger	$—	$2,185,778

See accompanying Notes to Consolidated Financial Statements.

PRAXSYN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

1. Business

Business

Praxsyn Corporation (the “Company” or “Praxsyn”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility or shipped to patients covered under the California workers’ compensation system, as well as preferred provider (“PPO”) contracts. Billings are mainly made to, and collections received from, the insurance companies which cover the patients.

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corporation (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger (the “APM”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, we entered into an agreement with our then primary marketing consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby we agreed to issue them 166,664 shares of our Series D Preferred Stock (representing approximately one-third of the 500,000 shares) in exchange for services they agreed to perform. Additionally, in accordance with the APM, certain of our convertible promissory notes were exchanged for new convertible promissory notes, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest. The APM closed on March 31, 2014 (the “Acquisition Date”). During 2014, TPS performed the required services we issued them the 166,664 shares of Series D Preferred Stock. However, as the end of 2014 approached, TPS determined that they did not want to incur the potential tax liability that would be associated with the fair market value of shares issued and, effective December 31, 2014, they returned the shares to us for cancellation.

For accounting purposes, this transaction was treated as a reverse-acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, since control of our Company passed to the PDC shareholders. We determined for accounting and reporting purposes that PDC was the acquirer because of the significant holdings and influence of its control group (which includes Mesa) before and after the acquisition. Immediately subsequent to this transaction, the PDC control group owned approximately 40% of our issued and outstanding common stock on a diluted basis. In addition, the Series D preferred shares are the only preferred shares with voting rights. With these voting rights, the PDC control group controlled approximately 63% of our voting power on a diluted basis after the acquisition. Additionally, the PDC control group, pre-acquisition, was significantly larger than Praxsyn in terms of assets and operations. Finally, the future operations of the PDC control group will be our Company’s primary operations and more indicative of the operations of the consolidated entity on a going forward basis.

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

The following is pro-forma revenue and earnings information for the three months ended March 31, 2014 assuming both our Company and PDC had been combined as of January 1, 2014. Amounts have been rounded to the nearest thousand and are unaudited:

Three Months Ended March 31, 2014
Net revenues	$9,220,000
Net loss from continuing operations	$(20,501,000)
Net loss	$(20,504,000)
Net loss per share – basic and diluted	$(0.13)

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the notes to the consolidated financial statements, we have omitted disclosures which would substantially duplicate those contained in the audited consolidated financial statements for the year ended December 31, 2014 as reported in our Form 10-K filed on April 15, 2015. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our consolidated financial position, results of operation and cash flows. The consolidated results of operations for the three-month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of previously mentioned Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended March 31, 2015 include the accounts of Praxsyn and all subsidiaries. The accompanying consolidated financial statements for the three months ended March 31, 2014 include the accounts of PDC, including Mesa, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Since inception, management has funded operations primarily through proceeds received in connection with factoring of accounts receivable on a nonrecourse basis from two primary factors, issuances of notes payable, and sales of common stock. Also, our business has been concentrated within the workers compensation market for which the collection of payments on receivables may be delayed for a significant period depending on various factors. Additionally, we have been dependent upon a few third party marketing services, one of which was previously a related party, and we derive almost 100% of our revenues from customers referred by the marketing services. During the three-month periods ended March 31, 2015 and 2014, we generated net income before income taxes of $1,280,902 and incurred a net loss of before income taxes of $12,012,400, respectively. The 2014 net loss contained $11,014,743 of stock-based expenses and warrant modification expense. We also had negative working capital of $1,760,553 as of March 31, 2015. While Management believes that our new PPO business will greatly improve our operating performance, we understand that we will need additional accounts receivable factoring, or debt/equity financing to be able to implement our business plan. Given the indicators described above, there is substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

We sell our products directly through our pharmacy and record the associated revenues using the net method, as required under ASC 954-605-25, Health Care Entities – Revenue Recognition. Our prescription revenue is recorded at established billing rates less estimated contractual adjustments, where applicable, with each respective insurance carrier. Net revenues represent the amount each respective insurance company and the California Workers Compensation Fund are expected to pay us. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collection is probable. Our pharmacy revenues are recognized when prescriptions are verified and filled and customer shipments are performed.

Net revenues consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Gross billing revenues
Workers compensation	$12,735,954	$20,480,163
PPO	8,283,672
Other	11,800	18,783
Less: estimated contractual and other adjustments related mainly to workers compensation billings	(6,848,028)	(11,279,383)
Net billing revenues	$14,183,398	$9,219,563

Shipping and Handling

Shipping and handling costs incurred are included in general and administrative expenses. The amount of revenue received for shipping and handling is less than 0.5% of revenues for each period presented.

Cash Equivalents

We consider all highly liquid, income bearing investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for pharmaceutical products delivered to patients. We record an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assesses specific identifiable accounts considered at risk or uncollectible. As discussed above, we have factored a significant amount of our accounts receivable. The difference between the estimated net realizable value of accounts receivable, which we have recorded as net revenues, and the factored amounts has been recorded in the consolidated statements of operations as interest expense.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Our inventories consist of pharmaceutical ingredients used within our compounding products. Our inventories for all periods presented is predominantly raw materials.

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

As of March 31, 2015 and December 31, 2014, we did not have any level 2 or 3 assets or liabilities.

Stock Based Compensation

We account for our share-based compensation in accordance ASC 718-20, Stock-based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

We have issued warrants exercisable into our common stock and preferred stock as compensation to debt holders. The fair value of each warrant is estimated on the date of grant using the Black-Scholes pricing model. Assumptions are determined at the time of grant. No warrants were granted during the three month periods ended March 31, 2015 and 2014.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the expected life of the warrant is estimated by considering the contractual term of the warrant, (2) the expected stock price volatility of the underlying shares over the expected term of the warrant is based upon historical share price data of an index of comparable publicly-traded companies, (3) the risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying warrants, (4) expected dividends are based on historical dividend data and expected future dividend activity, and (5) the expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

During the three months ended March 31, 2015, we have recorded our income tax provision and adjustments to deferred income taxes based on our estimated effective tax rate for the entire 2015 year of 39.7%.

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

Revenues and accounts receivable - Financial instruments that potentially subject us to credit risk principally consist of receivables. Amounts owed to us by insurance companies account for a substantial portion of the receivables. This risk is limited due to the number of insurance companies comprising our customer base and their geographic dispersion. The risk is further limited by our ability to factor our receivables. For the three month periods ended March 31, 2015 and 2014, no single customer represented more than 10% of revenues or accounts receivable, net.

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

During the three months ended March 31, 2015, revenues were generated from sales of products to both workers compensation patients and PPO patients. For the same period in 2014, nearly 100% of revenues were generated from sales of products to worker’s compensation patients located throughout Southern California. For a significant portion of the workers compensation receivables, the collection can take in excess of one year, during which we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

During the three months ended March 31, 2015 and 2014, we retained two principal consultants in each period to market our products to licensed healthcare practitioners who treat patients covered under workers compensation and PPO insurance programs. For each period presented, nearly 100% of our net revenue resulted from the consultants’ marketing efforts, and fees for the two consultants represented nearly all of our selling and marketing expense. In January 2015, our consulting agreement with TPS expired and we replaced them with another marketing consultant. For the three months ended March 31, 2015 and 2014, the consultants earned the following:

Three Months Ended:
March 31, 2015	$6,749,482	Includes no stock-based compensation
March 31, 2014	$7,380,717	Includes stock-based compensation of $3,803,299

The amounts payable to the consultants at March 31, 2015 and December 31, 2014 were $6,893,281 and $5,896,197, respectively.

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

Vendors - As of March 31, 2015 and December 31, 2014, three suppliers made up substantially 100% of our direct materials. Management believes the loss of any of these suppliers to this organization would have a material impact on our consolidated financial position, results of operations, and cash flows. If our Company’s relationship with one of our vendors was disrupted, we could have temporary difficulty filling prescriptions until a replacement for that vendor was found, which would negatively impact our business.

For the three months ended March 31, 2015 and 2014, purchases made for materials obtained from these vendors were $982,393, and $272,090, respectively. The amounts payable at March 31, 2015 and December 31, 2014 for such costs were $202,142 and $12,158, respectively.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

There are no other recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

3. Accounts Receivable

Accounts receivable consist of the following at:

	March 31, 2015	December 31, 2014
Accounts receivable	$36,199,455	$36,364,280
Allowance for doubtful accounts and contractual write-offs	(20,147,184)	(22,089,994)
Subtotal	16,052,271	14,274,286
Less: long-term portion	(3,716,941)	(4,139,543)
Current portion	$12,335,330	$10,134,743

We have computed the long-term portion of our accounts receivable using amounts and timing historical collection information.

Our accounts receivable resulting from our PPO business are generally collected within 90 days. For our accounts receivable resulting from our workers compensation business, we have sold a significant portion of these receivables, in groups of receivables, to various factors on a non-recourse basis. Prior to funding, the factor performs due diligence testing on a sampling of accounts receivable to determine that the accounts meet their criteria for purchase. After funding, if it is determined that an account receivable does not meet their purchase criteria, we will exchange it for a different account and pursue collection of the account returned. If we do not have a different account to exchange with the factor, we would have to return the proceeds from an account that they are putting back to us. However, as long as we continue to generate new accounts receivable, we are not at risk of having to return any factoring proceeds.

Under the factoring agreements, we receive initial net proceeds ranging from 20% to 25% of the gross accounts receivable sold in each group. The agreements also allow for our receipt of additional proceeds once the factors’ collections have reached a certain collection benchmark for each group of receivables sold. In addition, for certain groups of receivables, we may also receive additional proceeds upon the passage of eighteen months. It is unclear whether we will receive additional proceeds from our factors and, therefore, we will not record any additional receipts until such funds have actually been received. The difference between the recorded amount of the accounts receivable and the amount received has been treated as interest expense.

We have granted one factor a first security interest in all accounts receivable that have not been sold to another factor. In addition, we provided the same factor with a first right of refusal to purchase future receivables.

During the three months ended March 31, 2015 and 2014, our factoring activity has been as follows:

	Three Months Ended March 31,
	2015	2014
Gross billing receivables soldt	$15,735,235	$19,309,242
Adjustment to net revenues (for estimated contractual and other adjustments)	(8,969,084)	(10,426,991)
Interest expense for factored accounts receivable	(3,619,104)	(5,020,403)
Proceeds received from factors	$3,147,047	$3,861,848

4. Property and Equipment, Net

Property and equipment consist of the following at:

	March 31, 2015	December 31, 2014
Machinery and equipment	$42,338	$27,229
Computer equipment	36,396	31,473
Furniture and fixtures	3,997	3,997
Leasehold improvements	70,384	69,784
	153,115	132,483
Less: accumulated depreciation	(62,335)	(52,940)
	$90,780	$79,543

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $9,395 and $2,103, respectively.

5. Notes Payable and Accrued Interest

Notes payable and accrued interest consisted of the following at:

	March 31, 2015		December 31, 2014
	Principal	Accrued Interest	Principal	Accrued Interest
Non-related parties:
2007 – 2009 convertible notes	$315,000	$142,562	$315,000	$124,334
2010 profit sharing notes	175,000	527,012	175,000	527,012
2010 and 2011 secured bridge notes	439,275	88,940	449,275	86,945
2012 convertible promissory notes	2,164,750	765,704	2,288,250	706,384
Promissory notes	319,708	3,197	350,722	3,507
Convertible debentures	325,000	120,520	325,000	114,110
Less: unamortized discount	—	—	—	—
Subtotal – non-related parties	3,738,733	1,647,935	3,903,247	1,562,292
Related parties:
Promissory notes	96,667	4,990	146,667	7,414
Convertible note	52,400	3,760	52,400	3,761
Subtotal – related parties	149,067	8,750	199,067	11,175
Total	3,887,800	1,656,685	4,102,314	1,573,467
Current portion	(3,678,112)	(1,656,685)	(3,875,559)	(1,573,467)
Long-term portion	$209,688	$—	$226,755	$—

2007 – 2009 Convertible Notes

The 2007 – 2009 Convertible Notes, which were initially issued in 2007 to 2009 to a series of individuals, are unsecured and bear interest rates ranging from 18% to 33% per annum. Upon finalization of the merger on March 31, 2014 as discussed in Note 1, the notes in this category were rewritten and the maturity date was modified to allow for future payment of principal and accrued interest when our company’s resources would allow.

Because these notes were previously past-due and now have no fixed maturity date, we have reflected them as current liabilities at each balance sheet date in the accompanying consolidated financial statements.

2010 Profit Sharing Notes

These Profit Sharing Notes were initially issued in 2010, have a term of four (4) years, and pay interest monthly at rates ranging from 0.25% to 1.5% of the cash receipts from certain prescription sales. These notes are collateralized by all receivables generated by sales of prescriptions.

At both March 31, 2015 and December 31, 2014, these 2010 Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default, and no conversions have taken place to date.

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

During the three months ended March 31, 2015, we repaid one of these notes with a face value of $10,000.

At both March 31, 2015 and December 31, 2014, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since funding from the funding source was never obtained.

2012 Convertible Promissory Notes

These Convertible Promissory Notes were issued during the second half of 2012, have a term of four (4) years and bear interest at 18% per annum. Each note, including accrued interest, may be converted at the option of the note holder at any time on or after the second anniversary of the note into an amount of our common shares calculated by dividing the amount to be converted by 95% of the average daily volume weighted average price of our common stock during the five days immediately prior to the date of conversion. No conversion may be made at less than $0.02 per share.

During the three months ended March 31, 2015, a note holder converted $18,000 of his note ($13,000 in principal and $5,000 in accrued interest) into 461,894 shares of our common stock in accordance with the provisions of his note. Also during the three months ended March 31, 2015, we entered into a settlement agreement to repay one of these notes with principal and interest totaling $148,125 for a payment of $110,500. The note had been previously acquired from the original note holder by a related party. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $37,625 during the three months ended March 31, 2015.

At both March 31, 2015 and December 31, 2014, we were in default of the interest payments required under the 2012 Convertible Promissory notes. Therefore these notes are reflected as current liabilities at each balance sheet date presented.

Promissory Notes

The Promissory Notes consist of the following at:

	March 31, 2015	December 31, 2014
Non-related parties:
Note #1 dated October 10, 2014	$275,004	$290,151
Note #2 dated October 10, 2014	44,704	60,571
Subtotal	319,708	350,722
Related parties:
Note dated February 20, 2014	96,667	96,667
Note dated March 11, 2014	—	50,000
Subtotal	96,667	146,667
	$416,375	$497,389

On October 10, 2014, we issued a Secured Promissory Note with a principal amount of $300,000 to an individual. The note has a term of four (4) years, bears interest at 12% per annum, and has a monthly payment including principal and interest of $7,900. The note, which was issued as part of a settlement of a previous note, is secured by certain of our accounts receivable.

Also on October 10, 2014, we issued a Promissory Note with a principal amount of $65,756 to another individual. The note bears interest at 12% per annum and is payable over twelve months with monthly payments of $5,842, which includes interest. The note, which was issued as part of a settlement of a previous note, is unsecured.

On February 20, 2014 we issued an Unsecured Promissory Note for $96,667 to a company whose Managing Member is a shareholder. This note, which had a stated interest rate of 0.5% per month (6% per annum), was repayable in thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes are past due as of December 31, 2014. On February 24, 2015, we entered into a settlement agreement under which we agreed to repay the second note with principal and accrued interest totaling $52,877 for a payment of $50,000. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $2,877 during the three months ended March 31, 2015.

Convertible Debentures

The Convertible Debentures were assumed March 31, 2014 as a result of the Merger discussed in Note 1. The convertible debentures, which bear interest at 8% per annum, were due in August 2013 and are therefore past due. They are convertible into shares of our common stock at the rate of $0.50 per share. There was no activity with respect to these convertible debentures during the three months ended March 31, 2015.

Convertible Note (Related Party)

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder. The convertible note, which has a stated interest rate of 6% per annum, was to be repaid in April 2014 and is therefore past due. The note is convertible at the option of the note holder into 260 shares of Series B Preferred Stock. At March 31, 2015 and December 31, 2014, the total principal amount outstanding for this note was $52,400. Subsequent to March 31, 2015, we entered into a settlement agreement under which we agreed to repay this note for a payment of $42,500.

6. Settlement Liabilities

Settlement liabilities consist of the following at:

	March 31, 2015	December 31, 2014
Myhill	$40,000	$70,000
C&C Professional	65,000	—
Subtotal	105,000	70,000

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

C&C Professional

On March 19, 2015, we entered into a Settlement Agreement and Mutual Release with C&C Professional Consultants, Inc. (“C&C”) under we agreed to pay $75,000 in full satisfaction of an accrued marketing obligation to C&C recorded at $104,500. During the three months ended March 31, 2015, we recorded a gain on extinguishment of debt in the amount of $29,500 in connection with this transaction.

7. Liabilities of Discontinued Operations

Liabilities of discontinued operations totaling $961,831 represent the liabilities of our interest in our subsidiary Pet Airways, Inc. and consist of the following as of March 31, 2015:

Accrued airline leases	$360,679
Other accrued liabilities	376,924
Amounts owed to credit card merchants	102,315
Unearned revenue	121,913
Total	$961,831

On March 26, 2014, prior to the reverse acquisition by us on March 31, 2014, former management issued 60,000,000 common shares to a company controlled by two former officers of our Company in exchange for the former officers’ agreement to purchase our interest in Pet Airways and to forgive their unpaid wages. The former officers’ agreement to purchase our interest in Pet Airways was meant to relieve us of these debts. As of March 31, 2015, the former officers had not fulfilled their obligation to purchase our interest in Pet Airways, and other matters between the parties are in dispute.

We have endeavored to resolve our disputes with the former officers, including their fulfillment of their obligation to purchase the interest in Pet Airways, but to date have been unsuccessful. During the fourth quarter of 2014, we agreed to participate in non-binding mediation for the matters in dispute. However to date, the former officers have not made themselves available for the mediation process. If we are unable to come to a satisfactory resolution through this process, we will likely pursue litigation.

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

During the three months ended March 31, 2015, we issued 461,894 common shares upon the conversion of a portion of his 2012 Convertible Promissory Note. See Note 5. In addition, we issued 121,931,000 common shares upon conversion of Series D Shares and 18,500,000 common shares upon conversion of Series B Shares.

Preferred Stock

We are authorized to issue 10,000,000 shares of no par value preferred stock and as of March 31, 2015 have designated four (4) series of preferred stock whose rights are described below.

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

Warrants

On March 31, 2015, we had outstanding warrants to purchase 43,424,989 of our common shares. The warrants, the majority of which were issued under a June 3, 2011 securities purchase agreement, expire at various dates through June 3, 2016 and are exercisable at various per share prices ranging from $0.01 to $1.02.

Stock Incentive Plans

Under our 2010 Stock Incentive Plan (the “2010 Plan”), options to purchase 4,000,000 shares of our common stock had been approved and reserved for grants to employees, officers, directors and outside advisors at fair market value on the date of grant. At March 31, 2015, we had 367,000 option shares outstanding at an average exercise price of $0.16 per share and 3,633,000 option shares available for grant.

Under our 2012 Stock Incentive Plan (the “2012 Plan”), we had 10,000,000 common shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At March 31, 2015, the Company had issued 6,170,950 common shares under the 2012 Plan and have 3,829,050 common shares available for issuance.

9. Other Related Party Information

Following is a summary of total cash compensation, including base salary, bonus and other compensation for Edward Kurtz, our CEO and all employees related to him for the three months ended March 31, 2015 and 2014:

Three months ended March 31, 2015	$252,012
Three months ended March 31, 2014	$174,691

A relative of our former Pharmacist in Charge was a consultant to the Company providing management consulting and other business advisory services. During the three months ended March 31, 2015 and 2014, the consultant’s fees totaled were zero and $13,500, respectively.

10. Commitments and Contingencies

Leases

Our facilities, consisting of approximately 7,343 square feet of space, are located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $27,382 and $17,238 during the three months ended March 31, 2015 and 2014, respectively.

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

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of March 31, 2015, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

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

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, third party complaint along with our answer to bring Mr. Brown into this litigation. At of this date, we cannot reasonably estimate a potential range of loss with respect to this matter, however we believe we have significant defenses to this complaint, intend to defend it vigorously, and believe that no loss is probable.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner is alleging that we breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asking for damages of approximately $300,000. We believe that this action is without merit, and will defend it vigorously. We have cross sued for breach of fiduciary duty, fraudulent concealment and nondisclosure, conversion, breach of duty of good faith and fair dealing and unfair business practices for actions Mr. Warner took while a former officer of our Company. Mediation is to occur this summer.

Trestles Pain Specialists

On March 11, 2015, we filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00776389) against Trestles Pain Specialists, LLC (“TPS”), John Garbino and David Fish. We first allege that TPS breached the terms of the consulting services agreement due to lack of performance by TPS of the agreed upon services. Second, we allege that we were fraudulently induced into entering into the consulting services agreement due to the misrepresentation made by Mr. Garbino that Mr. Fish, who has some unsettling issues that were of concern to us, was not an owner of TPS. Had we known that Mr. Fish did have a stake in TPS, we would not have entered into the consulting services agreement. We allege additional causes of action for unfair business practices, breach of good faith and fair dealing, intentional interference of contract, intentional interference with prospective advantage, and conspiracy to defraud. In addition to damages of over $1,500,000 we are seeking rescission of the consulting services agreement so that all moneys paid would be refunded to us, which exceed $17,000,000. On April 30, 2015 we amended the complaint to include actions against Ray Riley for tortious interference of contract.

TPS v. Mesa, Praxsyn, et al

TPS filed a lawsuit against Mesa/Praxsyn and a host of other codefendants in April 2015 (30-2015-00781113-CU-BC-CJC) alleging 23 various causes of action. Mesa/Praxsyn has demurred as many of the causes of action should be stayed until the outcome of our action against TPS (described above) is determined. They have sued vendors, shareholders, officers and various individuals based on an iteration of facts that are largely disputed by Praxsyn and all co-defendants. Praxsyn counsel believes this lawsuit to be largely baseless due to various writings and releases signed by John Garbino, a former director of our Company. Discovery on this lawsuit is on hold until late August due to an Anti Slapp motion filed against TPS. We do not believe there is any new exposure to Praxsyn under this suit, as the underlying claims are already reserved for in the Praxsyn V. Trestles Pain Specialists suit.

Bellevue Holdings, Inc.

We have been included as a necessary party in a Federal complaint in Arizona (Case CV-15-00552-PHX-SRB) over a dispute between an outside party and a shareholder over shares of common stock and a $30,000 obligation. Praxsyn does not appear to have liability.

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

Sky Way Enterprises

In April 2012, a judgment was entered against Pet Airways in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. We have recorded a liability of $198,500 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

Suburban Air Freight

On March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. In August 2014, Suburban moved to enforce the judgment against Praxsyn in Orange County, California and in November 2014, the Orange County court vacated Suburban’s motion to enforce judgment as it did not arise in any transaction with Praxsyn. We have recorded a liability of $90,532 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

Alyce Tognotti

On March 6, 2013, an order was issued by the labor commissioner of the State of California for Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. We have recorded a liability of $18,771 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

AFCO Cargo

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. We have recorded a liability of $32,331 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. As of March 31, 2015 and December 31, 2014, we accrue for liabilities associated with certain litigation matters if they are both probable and can be reasonably estimated. We have accrued for these matters and will continue to monitor each related legal issue and adjust accruals for new information and further developments in accordance with ASC 450-20-25, Contingencies. For these and other litigation and regulatory matters currently disclosed for which a loss is probable or reasonably possible, we are unable to determine an estimate of the possible loss or range of loss beyond the amounts already accrued. These matters can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate; scientific and legal discovery has not commenced or is not complete; proceedings are in early stages; matters present legal uncertainties; there are significant facts in dispute; or there are numerous parties involved.

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

12. Income (Loss) Per Share

Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator for income (loss) per share:
Net income (loss) attributable to common shareholders for basic income (loss) per share	$772,209	$(12,012,400)
Interest on 2007 – 2009 convertible notes	10,968
Interest on 2012 convertible promissory notes	60,500	—
Interest on convertible note – related party	378	—
Interest on convertible debentures	3,857
Net income (loss) attributable to common shareholders for diluted income (loss) per share	$847,912	$(12,012,400)

Denominator for income (loss) per share:
Denominator - basic income (loss) per share – weighted average shares	520,413,184	—
2007 – 2009 convertible notes	3,150,000
2012 convertible promissory notes	42,933,116	—
Convertible note – related party	2,600,000	—
Convertible debentures	650,000
Preferred stock:
Series D	274,317,789	—
Series B	628,074,444	—
Series C	400,000	—
Warrants	212,471	—
Denominator - diluted income (loss) per share	1,472,751,004	—

The following weighted-average shares of dilutive common share equivalents are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Convertible Notes	—	19,800,063
Preferred Stock	—	697,080,005
Options	367,000	367,000
Warrants	43,212,518	40,953,414
	43,579,518	758,200,482

Effective December 31, 2014, a holder of Series B Preferred stock agreed not to convert 16,000 of his Series B Preferred shares (the “Locked-Up Shares”) until April 1, 2016. Accordingly, the common stock equivalents for the Locked-Up Shares have not been included in the tables shown above. If all dilutive securities had been exercised at March 31, 2015, excluding the Locked-Up Shares, the total number of common shares outstanding would be approximately 1.353 billion which is below the 1.4 billion authorized.

13. Subsequent Events

Conversion of Preferred Stock

Subsequent to March 31, 2015, shareholders converted preferred stock into common stock as follows:

	Preferred Shares	Common Shares
Series D Preferred	3,488	3,488,000
Series B Preferred	770	7,700,000

Debt Settlement

As noted in Note 5, effective April 10, 2015, we entered into a settlement agreement with a related party under which we agreed to repay a note with principal and accrued interest totaling $52,400 for a payment of $42,500. In connection with this repayment, we will record a gain on extinguishment of debt in the amount of $9,900 during the three months ended June 30, 2015.

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

Description of Business

Praxsyn Corporation (the “Company” or “Praxsyn”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility or shipped to patients covered under the California workers’ compensation system, as well as preferred provider (“PPO”) contracts. Billings are mainly made to, and collections received from, the insurance companies which cover the patients.

Management’s Plan of Operations

In prior years, our business has been concentrated within the workers compensation market. Given the industry and the reimbursement environment of this market, our estimate of net realizable value of our billings is often substantially less than the gross billing we are allowed to charge. In addition, the collection of payments on receivables in this market may be delayed for a significant period depending on various factors. We are in the process of diversifying our business and, in that regard, our net revenues for the three months ended March 31, 2015 included $8,283,672 of billings to the PPO market. These billings are approved by insurance carriers before we fill the prescriptions and, once filled and delivered to the patient, are generally collected within 90 days. While Management believes that our new PPO business will greatly improve our operating performance, we understand that we will need additional accounts receivable factoring, or debt/equity financing to be able to implement our business plan.

There have been two significant influences that have had a negative impact on our operating results. First, as noted above, our revenue recognition is based on our estimate of the net realizable value of our customer billings. We invoiced most of our customers, those which are insurance companies for workers compensation cases, in accordance with the fees permitted according to the State of California fee schedule. This is our gross billing. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenue based on historical collection trends. Second, we have had to finance our operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the gross accounts receivable billing.

While these two influences have had a material adverse impact on our operating results, they also offer a major opportunity for profit growth as we move forward. In August 2014, we formed a subsidiary named NexGen Med Solutions, LLC, which we expect will allow us to expand our accounts receivable collection effort, both internally and externally. We believe this will allow us to improve our collections, increase the net realizable value of our gross billing revenues, and reduce our dependency on factoring. In addition we continue to seek more conventional financing which will allow us to move away from factoring and reduce our interest expense.

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

There have been no material changes during the three months period ended March 31, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K filed on April 15, 2015 for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Net Revenues and Cost of Net Revenues

Net revenues for the first quarter of 2015 were $14,183,398 compared to $9,219,563 for the comparable period in 2014. The 2015 period contains nearly $8.3 million in PPO net revenue compared to zero in the 2014 period. Net revenue related to workers compensation billings was approximately $5.9 million in the first quarter of 2015 versus $9.2 million for the same period in 2014. This decrease is mainly attributable to the changeover from one marketing services consultant to another in the 2015 period. For the first quarter of 2015, our cost of net revenues was $1,131,549 (8.0% of net revenues) compared to $331,783 (3.6% of net revenues) for the same period in 2014. While the PPO business is typically more profitable overall than the workers compensation business, the cost of materials required in filling these prescriptions is higher. In addition, in the 2015 period, there was a higher percentage of labor in the cost of net revenues as we had hired additional personnel in reaction to various regulatory requirements and in anticipation of increased volume during the remainder of the year.

Selling and Marketing Expense

Our selling and marketing expense results almost entirely from the services provided by our marketing services consultants. For the three months ended March 31, 2015, these expenses were $6,749,482. For the comparable period in 2014, our selling and marketing expense was $7,380,717, $3,803,299 of which was stock-based. The non-stock-based expense was higher in 2015 than in 2014 as the cost of marketing services related to our PPO business is higher than similar costs related to our workers compensation business. The 2014 stock-based expense results from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them.

General and Administrative Expense

Our general and administrative expense for the three months ended March 31, 2015 was $1,331,131 compared to $599,953 for the comparable period in 2014. $100,000 of the 2014 expense was stock-based. In the 2015 period, we had 40 employees in this expense category versus 17 for the same period in 2014. The increase in employees mainly resulted from public company requirements as well as increases in our billing and collection staffs. In addition, a number of our staff were given salary increases to accommodate the additional public company responsibilities and the anticipated increase in revenue. These increases were the main contributors to higher costs in certain categories in 2015 versus 2014 – salaries and wages ($600,000), insurance ($86,000) and office supplies ($51,000). Additionally, our legal expense was $83,000 higher in 2015 than 2014 due to a greater level of litigation.

Interest Expense

Interest expense for the first quarter of 2015 was $3,760,336. $3,619,104 of this amount was interest on factored accounts receivable and other factor-related interest which resulted from net revenues for the three-month period. In addition, the first quarter of 2015 included other interest of $141,232 which mainly represented interest on notes payable. For the comparable period of 2014, interest expense was $5,708,066 and consisted of factoring-related interest of $5,223,295, discount amortization of $115,059 and other interest of $369,712. Factoring-related interest expense decreased on lower revenue in the workers compensation market.

Gain (Loss) on Extinguishment of Debt

During the three months ended March 31, 2015, the gain on extinguishment of debt of $70,002 consisted gains related to settlements of two notes payable with a related party and an accrued marketing obligation. For the comparable period in 2014, there was a loss on the settlement of a note payable.

Warrant Modification Expense

During the first quarter of 2014, prior to the Merger discussed in Note 1 to the accompanying consolidated financial statements, all of the outstanding warrants of the PDC control group were exchanged for PDC common stock. The conversion, which resulted in an issuance of 155,823 Series D Preferred shares, was treated as a modification of the exercise price of the warrants. Accordingly, the warrants were revalued on the conversion date, resulting in a loss of $7,111,444 being recorded within the accompanying consolidated statement of operations.

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

As of March 31, 2015, our principal source of liquidity is from collections from our PPO accounts receivable and the factoring of our workers compensation accounts receivable, all of which result from the sale of our prescription products. During the three months ended March 31, 2015, we received proceeds of approximately $3.1 million from factoring and collected in excess of $5.0 million against PPO receivables. At March 31, 2015 we had cash in excess of $1.8 million and a working capital deficit of slightly more than $1.7 million. This compares to the cash of $1.2 million and a working capital deficit of nearly $3.3 million as of December 31, 2014.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date in 2015, we have self-funded our PPO business from funds received from prior factoring workers compensation accounts receivable. In prior years, we issued a number of notes payable and used the proceeds to fund operations.

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31:

	2015	2014	Change
Operating activities
Net income (loss)	$772,209	$(12,012,400)	$12,784,609
Change in non-cash items	3,559,256	16,270,758	(12,711,502)
Change in working capital	(6,581,540)	(8,045,190)	1,463,650
Total	(2,250,075)	(3,786,832)	1,536,757
Investing activities	(20,632)	484,692	(505,324)
Financing activities	2,945,533	4,084,642	(1,139,109)
Total	$674,826	$782,502	$(107,676)

Operating Activities

The change in non-cash items primarily includes warrant modification expense, gain (loss) on extinguishment of debt, stock issued for services rendered, loss on accounts receivables sold to factor, depreciation and amortization, amortization of debt discount, amortization of debt issuance costs, and deferred tax provision. The change in working capital is mainly related to increases in accounts receivable partially offset by an increase in associated accrued marketing expense.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash acquired in connection with the merger.

Financing Activities

Cash provided from the sale of accounts receivable to factors was $3,147,047 and $3,861,848 in 2015 and 2014, respectively. In addition, we had borrowings from related parties in 2014 and we made repayments on notes payable in both periods.

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

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of March 31, 2015:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of March 31, 2015.

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

The Company estimates that the potential range of exposure for this matter, if refiled in a proper venue, is $17,000 to $30,000. As of March 31, 2015, we have accrued the minimum amount of potential exposure under our estimation that a loss would be probable.

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

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, third party complaint along with our answer to bring Mr. Brown into this litigation. At of this date, we cannot reasonably estimate a potential range of loss with respect to this matter, however we believe we have significant defenses to this complaint, intend to defend it vigorously, and believe that no loss is probable.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner is alleging that we breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asking for damages of approximately $300,000. We believe that this action is without merit, and will defend it vigorously. We have cross sued for breach of fiduciary duty, fraudulent concealment and nondisclosure, conversion, breach of duty of good faith and fair dealing and unfair business practices for actions Mr. Warner took while a former officer of our Company. Mediation is to occur this summer.

Trestles Pain Specialists

On March 11, 2015, we filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00776389) against Trestles Pain Specialists, LLC (“TPS”), John Garbino and David Fish. We first allege that TPS breached the terms of the consulting services agreement due to lack of performance by TPS of the agreed upon services. Second, we allege that we were fraudulently induced into entering into the consulting services agreement due to the misrepresentation made by Mr. Garbino that Mr. Fish, who has some unsettling issues that were of concern to us, was not an owner of TPS. Had we known that Mr. Fish did have a stake in TPS, we would not have entered into the consulting services agreement. We allege additional causes of action for unfair business practices, breach of good faith and fair dealing, intentional interference of contract, intentional interference with prospective advantage, and conspiracy to defraud. In addition to damages of over $1,500,000 we are seeking rescission of the consulting services agreement so that all moneys paid would be refunded to us, which exceed $17,000,000. On April 30, 2015 we amended the complaint to include actions against Ray Riley for tortious interference of contract.

TPS v. Mesa, Praxsyn, et al

TPS filed a lawsuit against Mesa/Praxsyn and a host of other codefendants in April 2015 (30-2015-00781113-CU-BC-CJC) alleging 23 various causes of action. Mesa/Praxsyn has demurred as many of the causes of action should be stayed until the outcome of our action against TPS (described above) is determined. They have sued vendors, shareholders, officers and various individuals based on an iteration of facts that are largely disputed by Praxsyn and all co-defendants. Praxsyn counsel believes this lawsuit to be largely baseless due to various writings and releases signed by John Garbino, a former director of our Company. Discovery on this lawsuit is on hold until late August due to an Anti Slapp motion filed against TPS. We do not believe there is any new exposure to Praxsyn under this suit, as the underlying claims are already reserved for in the Praxsyn V. Trestles Pain Specialists suit.

Bellevue Holdings, Inc.

We have been included as a necessary party in a Federal complaint in Arizona (Case CV-15-00552-PHX-SRB) over a dispute between an outside party and a shareholder over shares of common stock and a $30,000 note that Praxsyn allegedly owns. Praxsyn does not appear to have liability.

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

Sky Way Enterprises

In April 2012, a judgment was entered against Pet Airways in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. We have recorded a liability of $198,500 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

Suburban Air Freight

In March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. In August 2014, Suburban moved to enforce the judgment against Praxsyn in Orange County, California and in November 2014, the Orange County court vacated Suburban’s motion to enforce judgment as it did not arise in any transaction with Praxsyn. We have recorded a liability of $90,532 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

Alyce Tognotti

On March 6, 2013, an order was issued by the labor commissioner of the State of California for Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. We have recorded a liability of $18,771 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

AFCO Cargo

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. We have recorded a liability of $32,331 within Liabilities of discontinued operations at March 31, 2015 in connection with this matter.

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

Dated: May 15, 2015	PRAXSYN CORPORATION
(Registrant)

	By:	/s/ Edward Kurtz
Edward Kurtz
	Its:	Chief Executive Officer and Chief Financial Officer

