Form 10-Q
period 2015-06-30
Praxsyn Corp
filed 2015-08-13
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as August 12, 2015 was 625,079,157 shares.

PRAXSYN CORPORATION

FORM 10-Q

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

PRAXSYN CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash	$4,839,476	$1,222,084
Accounts receivable, net of allowance and long-term portion	7,154,771	10,134,743
Inventories	639,548	201,639
Other current assets	1,094,497	15,981
Total current assets	13,728,292	11,574,447
Property and equipment, net	187,226	79,543
Accounts receivable, net of current portion	11,510,012	4,139,543
Other assets	14,347	7,549
Deferred tax assets	564,612	902,941
Total assets	$26,004,489	$16,704,023

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,725,772	$482,648
Accrued income taxes payable	3,095,644	-
Accrued liabilities	1,305,735	1,088,299
Accrued interest	1,699,508	1,573,467
Accrued marketing	7,459,601	5,896,197
Notes payable, current portion	3,320,510	3,676,492
Notes payable to related parties	96,667	199,067
Settlement liabilities	232,000	70,000
Liabilities of discontinued operations	931,867	961,831
Deferred tax liability	339,073	897,433
Total current liabilities	20,206,377	14,845,434
Notes payable, non-current portion	192,104	226,755
Total liabilities	20,398,481	15,072,189

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized
Series D - 203,808 and 332,336 shares outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $8,152,320 and $13,293,440, respectively	-	-
Series B - 59,418 and 63,838 shares outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference $1,782,540 and $1,915,140, respectively	-	-
Series C - 20 shares outstanding at June 30, 2015 and December 31, 2014 liquidation preference $2,000	-	-
Common stock, no par value, 1,400,000,000 shares authorized 625,079,157 and 451,889,263 outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	54,059,350	54,239,832
Accumulated deficit	(48,453,342)	(52,407,998)
Treasury stock at cost, 389,623 shares at December 31, 2014	-	(200,000)
Total shareholders’ equity	5,606,008	1,631,834
Total liabilities and shareholders’ equity	$26,004,489	$16,704,023

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$17,642,661	$23,242,709	$31,826,059	$32,462,272
Cost of net revenues	2,018,959	975,134	3,150,508	1,306,917
Gross profit	15,623,702	22,267,575	28,675,551	31,155,355

Operating expenses:
Selling and marketing - stock based	-	4,975,951	-	8,779,250
Selling and marketing - non stock based	8,898,400	7,720,668	15,647,882	11,298,086
Total sales and marketing	8,898,400	12,696,619	15,647,882	20,077,336
General and administrative - stock based	-	21,317	-	121,317
General and administrative - non stock based	1,085,931	960,907	2,417,062	1,460,860
Total general and administrative	1,085,931	982,224	2,417,062	1,582,177
Total operating expenses	9,984,331	13,678,843	18,064,944	21,659,513
Operating income	5,639,371	8,588,732	10,610,607	9,495,842

Other income and (expense):
Interest expense	(134,324)	(9,558,629)	(3,894,660)	(15,266,695)
Warrant modification expense	-	-	-	(7,111,444)
Gain on modification of debt	44,321	188,973	114,323	88,973
Total other income (expense)	(90,003)	(9,369,656)	(3,780,337)	(22,289,166)
Income (loss) from operations before income taxes	5,549,368	(780,924)	6,830,270	(12,793,324)
Provision for income taxes	2,366,921	-	2,875,614	-
Net income (loss)	$3,182,447	$(780,924)	$3,954,656	$(12,793,324)

Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.01	$(0.08)
Diluted	$0.00	$(0.00)	$0.00	$(0.08)

Weighted average number of common shares outstanding:
Basic	608,318,410	304,290,027	564,959,789	153,749,151
Diluted	1,400,000,000	304,290,027	1,400,000,000	153,749,151

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance - December 31, 2014	332,336	$-	63,838	$-	20	$-	-	$-	451,889,263	$-	$54,239,832	$(52,407,998)	$(200,000)	$1,631,834

Conversion of convertible debt	-	-	-	-	-	-	-	-	461,894	-	18,000	-	-	18,000
Series D Preferred stock conversions	(128,528)	-	-	-	-	-	-	-	128,528,000	-	-	-	-	-
Series B Preferred stock conversions	-	-	(4,420)	-	-	-	-	-	44,200,000	-	-	-	-	-
Stock options expense	-	-	-	-	-	-	-	-	-	-	1,518	-	-	1,518
Shareholder settlements	-	-	-	-	-	-	-	-	-	-	(200,000)	-	200,000	-
Net income	-	-	-	-	-	-	-	-	-	-	-	3,954,656	-	3,954,656
Balance - June 30, 2015	203,808	$-	59,418	$-	20	$-	-	$-	625,079,157	$-	$54,059,350	$(48,453,342)	$-	$5,606,008

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,954,656	$(12,793,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,823	4,498
Net gain on modification of debt and settlements	(114,323)	(88,973)
Loss on disposal of fixed assets	-	5,184
Loss on receivables sold to factor	3,619,104	14,208,849
Stock-based compensation	-	8,900,567
Stock option expense	1,518	-
Warrant modification expense	-	7,111,444
Amortization of debt discount and beneficial conversion feature	-	115,060
Amortization of debt issuance costs	-	24,361
Change in operating assets and liabilities
Accounts receivable	(11,156,648)	(32,248,551)
Inventory	(437,909)	(64,942)
Other assets	(746,985)	(4,675)
Accounts payable	1,243,124	53,448
Accrued income taxes	3,095,644	-
Accrued interest	205,964	463,605
Accrued marketing	1,667,904	4,130,524
Other accrued liabilities	(340,924)	(67,486)
Settlement liabilities	(96,300)	(652,467)
Liabilities of discontinued operations	(29,964)	-
Net cash (used in) provided by operating activities	886,684	(10,902,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(129,506)	(18,048)
Cash acquired in connection with merger	-	485,012
Net cash (used in) provided by investing activities	(129,506)	466,964

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of accounts receivable to factor	3,147,047	10,929,884
Repayments of loans payable	(194,333)	(55,417)
Borrowings from related parties	-	246,767
Repayments to related parties	(92,500)	(204,264)
Net cash provided by financing activities	2,860,214	10,916,970

Increase (decrease) in cash and cash equivalents	3,617,392	481,056
Cash and cash equivalents, beginning of period	1,222,084	37,494
Cash and cash equivalents, end of period	$4,839,476	$518,550

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,667	$172,964
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$18,000	$524,726
Conversion of accrued interest into notes payable	$-	$20,833
Creation of obligations through settlements	$299,000	$500,000
Net liabilities assumed from reverse merger	$-	$2,185,778

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2015

(UNAUDITED)

1. Organization and Nature of Business.

Business

Praxsyn Corporation (the “Company” or “Praxsyn”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility or shipped directly to patients.

The patients we serve are covered under a variety of insurance programs including workers compensation programs (predominantly California), preferred provider (“PPO”) contracts, and other private insurance agreements. Billings are mainly made to, and collections received from, the insurance companies which cover the patients. Certain billings are made in amounts which have been pre-approved by the insurance companies and collections for these billings are typically made within 90 days at 100% of amounts billed. Other billings, primarily for patients covered under workers compensation programs, are not pre-approved. These billings are made in accordance with an applicable state’s published fee schedule and amounts ultimately collected are typically subject to negotiation. In addition, collection for billings not pre-approved can take in excess of one year, during which time we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

Merger

On December 31, 2013, we entered into a First Amended Securities Exchange Agreement (“SEA”) with Mesa Pharmacy, Inc. (“Mesa”), a wholly-owned subsidiary of Pharmacy Development Corporation (“PDC”), to acquire all of Mesa. On March 20, 2014, we replaced the SEA by entering into an Agreement and Plan of Merger (the “APM”) with PDC whereby we agreed to acquire all the issued and outstanding shares of PDC in exchange for 500,000 shares of our Series D Preferred Stock. Each share of Series D preferred stock is convertible into 1,000 shares of our common stock. On January 23, 2014, we entered into an agreement with our then primary marketing services consultant, Trestles Pain Management Specialists, LLC (“TPS”), whereby we agreed to issue them 166,664 shares of our Series D Preferred Stock (representing approximately one-third of the 500,000 shares) in exchange for services they agreed to perform. Additionally, in accordance with the APM, certain of our convertible promissory notes were exchanged for new convertible promissory notes, convertible into shares of Series D Preferred Stock at the rate of one (1) share of Series D Preferred Stock for each One Hundred Dollars ($100) of unpaid principal and interest. The APM closed on March 31, 2014 (the “Acquisition Date”). During 2014, TPS performed the required services, and we issued them the 166,664 shares of Series D Preferred Stock. However, as the end of 2014 approached, TPS determined that they did not want to incur the potential tax liability that would be associated with the fair market value of shares issued and, effective December 31, 2014, they returned the shares to us for cancellation.

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

Accordingly, the consolidated assets and liabilities of PDC have been reported at historical costs and the historical consolidated results of operations of PDC will be reflected in our filings subsequent to the acquisition as a change in reporting entity. The assets and liabilities of Praxsyn are reported at their carrying value, which approximated their fair value, on the Acquisition Date and no goodwill was recorded. Praxsyn’s results of operations will be included from the Acquisition Date. The following is a schedule of Praxsyn’s assets and liabilities at the Acquisition Date:

Assets:
Cash	$485,012
Fixed assets	5,184
Total assets	490,196
Liabilities:
Accounts payable	362,582
Accrued expenses	588,401
Accrued interest	96,362
Convertible debentures	666,798
Liabilities of discontinued operations	961,831
Total liabilities	2,675,974
Net liabilities assumed	$(2,185,778)

Following is pro-forma revenues and earnings information for the six months ended June 30, 2014 assuming both our Company and PDC had been combined as of January 1, 2014. Amounts have been rounded to the nearest thousand and are unaudited:

Six Months Ended
June 30, 2014
Net revenues	$32,462,000
Net loss from continuing operations	$21,282,000
Net loss	$21,285,000
Net loss per share, basic and diluted	$(0.09)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the notes to the consolidated financial statements, we have omitted disclosures which would substantially duplicate those contained in the audited consolidated financial statements for the year ended December 31, 2014 as reported in our Form 10-K filed on April 15, 2015. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our consolidated financial position, results of operation and cash flows. The consolidated results of operations for the three-and six-month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the previously mentioned Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended June 30, 2015 include the accounts Praxsyn and all subsidiaries. The accompanying consolidated financial statements for the period ended June 30, 2014 include the accounts of PDC, including Mesa, for the three and six months ended June 30, 2014, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. During the six-month periods ended June 30, 2015 and 2014, we generated net income of $3,954,656 and incurred a net loss of $12,793,324, respectively. The 2014 net loss contained stock-based expenses and a warrant modification expense, all of which were one-time expenses, totaling $16,012,011. At June 30, 2015, we had negative working capital of $6,478,085. Historically, we have funded operations primarily through proceeds received (a) in connection with factoring of accounts receivable on a nonrecourse basis for non-pre-approved billings, (b) through issuances of notes payable, and (c) through sales of common stock. Prior to 2015, our business has been concentrated in workers’ compensation billings which were not pre-approved and for which the collection would be delayed for long periods of time depending on various factors. In 2015, we have added a significant amount of business for which billings were pre-approved by the insurance carriers. We have been, and continue to be, dependent upon a few third party marketing services and we derive almost 100% of our revenues from customers referred by these marketing services. While Management believes the addition of pre-approved billings business will improve our operating performance, we understand that we will need additional financing, including accounts receivable factoring for non-pre-approved billings, to be able to fully implement our business plan. Given the indicators described above, there is substantial doubt about our ability to continue as a going concern.

We are attempting to find additional financing sources, however, there is no assurance we will be successful. The successful outcome of future activities cannot be determined at this time, and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenue Recognition

We sell our products directly through our pharmacy and record the associated revenues using the net method, as required under ASC 954-605-25, Health Care Entities – Revenue Recognition. Our prescription revenue is recorded at amounts billed less, where applicable, estimated contractual adjustments. Net revenues represent the amount each respective insurance company and workers compensation system are expected to pay us. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable, and collection is probable. Our pharmacy revenues are recognized when prescriptions are verified and filled and customer shipments are performed.

Net revenues consisted of the following for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pre-approved gross revenues	$10,150,672	$-	$18,434,344	$-
Non pre-approved gross revenues	17,566,329	49,330,647	30,302,283	69,773,035
Less: estimated contractual and other adjustments	(10,114,344)	(26,110,375)	(16,962,372)	(37,389,758)
Other revenue	40,004	22,437	51,804	78,995
Net revenues	$17,642,661	$23,242,709	$31,826,059	$32,462,272

Accounts Receivable

Accounts receivable represent amounts due from insurance companies, through various networks, for pharmaceutical products delivered to patients. Where appropriate, we record an allowance for doubtful accounts and contractual reimbursements based on analyses of historical collections over the expected period until such cases are closed or settled. Management also assesses specific identifiable accounts considered at risk or uncollectible. As discussed above, we have historically factored a significant amount of our accounts receivable. The difference between the estimated net realizable value of accounts receivable, which we have recorded as net revenues, and the factored amounts has been recorded in the consolidated statements of operations as interest expense. Further, we classify our non-preapproved receivables as current and long-term using estimates based on historical collections. Due to the lack of factoring activity in the second quarter 2015, management deemed it appropriate to classify all non-preapproved receivables not expected to be collected in house or factored in the following twelve months as long-term assets. See Note 3 for details.

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

As of June 30, 2015 and December 31, 2014, we did not have any level 2 or 3 assets or liabilities.

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

During the six months ended June 30, 2015, we have recorded our income tax provision and adjustments to deferred income taxes based on our estimated effective tax rate for the entire 2015 year of 42%.

Contingencies

In the normal course of business, we have been named, from time to time, as a defendant in legal and regulatory proceedings. We are also involved, from time to time, in other exams, investigations and similar reviews (both formal and informal) by governmental and self-regulatory agencies regarding our businesses, certain of which may result in judgments, settlements, fines, penalties or other injunctions.

In accordance with ASC 450-20-25, Contingencies, we recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 10.

Concentrations, Uncertainties and Other Risks

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (FDIC) insurance premiums. We have never experienced any losses related to these balances.

Revenues and accounts receivable - Financial instruments that potentially subject us to credit risk principally consist of receivables. Amounts owed to us by insurance companies account for a substantial portion of the receivables. This risk is limited due to the number of insurance companies comprising our customer base and their geographic dispersion. The risk is further limited by our ability to factor our receivables. For the six months ended June 30, 2015 and 2014, no single customer represented more than 10% of revenues or accounts receivable, net.

The majority of our accounts receivable arise from product sales and are primarily due from insurance companies. We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. For accounts receivable that are held and not factored, we do not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on our consolidated financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when revenue is recognized.

During the six months ended June 30, 2015, revenues resulted from billings which were both pre-approved and not pre-approved. For the same period in 2014, nearly 100% of revenues consisted of billings which were not pre-approved, mainly related to workers’ compensation patients located throughout Southern California. Billings which were not pre-approved were billed at amounts in accordance with a state’s published fee schedule. Collections for these billings is typically negotiated at less than the amount billed and can take in excess of one year.

Marketing services - During the six months ended June 30, 2015 and 2014, we retained two principal consultants in each period to market our products. For each period presented, nearly 100% of our net revenues resulted from the consultants’ marketing efforts, and fees for the two consultants represented nearly all of our selling and marketing expense. In January 2015, our consulting agreement with TPS expired and we replaced them by entering into a new marketing services agreement with another marketing consultant. In addition, in June 2015 we entered into a new services agreement with an existing consultant. See Note 12 for further information with respect to these two agreements.

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

Vendors - At June 30, 2015 and December 31, 2014, three suppliers provided substantially 100% of our direct materials. Management believes the loss of any of these suppliers to this organization would have a material impact on our consolidated financial position, results of operations, and cash flows. If our Company’s relationship with one of our vendors was disrupted, we could have temporary difficulty filling prescriptions until a replacement for that vendor was found, which would negatively impact our business.

Recent Accounting Pronouncements

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

There are no other recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3. Accounts Receivable

Accounts receivable consist of the following at:

	June 30, 2015	December 31, 2014
Gross accounts receivable	$48,461,904	$36,364,280
Allowance for doubtful accounts and contractual write-offs	(29,797,121)	(22,089,994)
Subtotal	18,664,783	14,274,286
Less: long term portion	(11,510,012)	(4,139,543)
Current account receivable net	$7,154,771	$10,134,743

We have computed the long-term portion of our accounts receivable using amounts and timing from historical collection information.

Our accounts receivable from billings which are pre-approved are generally collected within 90 days. For accounts receivable resulting from billings which are not pre-approved, we have historically sold a significant portion of these receivables, in groups of receivables, to various factors on a non-recourse basis. Prior to funding, the factor performs due diligence testing on a sampling of accounts receivable to determine that the accounts meet its criteria for purchase. After funding, if it is determined that an account receivable does not meet the factor’s purchase criteria, we will exchange it for a different receivable and pursue collection of the one returned. If we do not have a different receivable to exchange with the factor, we would have to return the proceeds from the receivable returned. However, as long as we continue to generate new accounts receivable, we are not at risk of having to return any factoring proceeds. We have not had to return any proceeds to a factor.

Under the factoring agreements, we receive initial proceeds ranging from 20% to 25% of the gross accounts receivable sold in each group. Our factoring agreements also allow for our receipt of additional proceeds once the factors’ collections have reached a certain collection benchmark for each group of receivables sold. In addition, for certain groups of receivables, we may also receive additional proceeds upon the passage of eighteen months. It is unclear whether we will receive additional proceeds from our factors and, therefore, we will not record any additional receipts until such funds have actually been received. The difference between the recorded amount of the accounts receivable and the amount received from a factor is treated as interest expense.

We have granted one factor a first security interest in all accounts receivable that have not been sold to another factor. In addition, we provided the same factor with a first right of refusal to purchase future receivables.

During the three and six months ended June 30, 2015 and 2014, our factoring activity has been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross billings receivables sold	$-	$35,340,642	$15,735,235	$54,649,884
Adjustment to net revenue (for estimated contractual and other adjustments)	-	(19,084,160)	(8,969,084)	(29,511,151)
Interest expense for factored accounts receivable	-	(9,188,446)	(3,619,104)	(14,208,849)
Proceeds received from factors	$-	$7,068,036	$3,147,047	$10,929,884

4. Property and Equipment, Net

Property and equipment consist of the following at:

	June 30, 2015	December 31, 2014
Machinery and equipment	$127,810	$27,229
Computer equipment	51,599	31,473
Furniture and fixtures	3,997	3,997
Leasehold improvements	78,584	69,784
Subtotal	261,990	132,483
Less: accumulated depreciation	(74,764)	(52,940)
Property and equipment, net	$187,226	$79,543

Depreciation expense for the six months ended June 30, 2015 and 2014 amounted to $21,823 and $4,498, respectively.

5. Notes Payable and Accrued Interest

Notes payable and accrued interest consisted of the following at:

	June 30, 2015		December 31, 2014
	Principal	Accrued Interest	Principal	Accrued Interest
Non-related parties:
2007 - 2009 convertible notes	$315,000	$160,992	$315,000	$124,334
2010 profit sharing notes	175,000	527,012	175,000	527,012
2010 and 2011 secured bridge notes	439,275	92,348	449,275	86,945
2012 convertible promissory notes	1,981,450	787,163	2,288,250	706,384
Promissory notes	276,889	-	350,722	3,507
Convertible debentures	325,000	127,003	325,000	114,110
Subtotal non-related parties	3,512,614	1,694,518	3,903,247	1,562,292
Related parties:
Promissory notes	96,667	4,990	146,667	7,414
Convertible note	-	-	52,400	3,761
Subtotal related parties	96,667	4,990	199,067	11,175
Total	3,609,281	1,699,508	4,102,314	1,573,467
Current portion	(3,417,177)	(1,699,508)	(3,875,559)	(1,573,467)
Long-term portion	$192,104	$-	$226,755	$-

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

2010 Profit Sharing Notes

These Profit Sharing Notes were initially issued in 2010, have a term of four (4) years, and pay interest monthly at rates ranging from 0.25% to 1.5% of the cash receipts from certain prescription sales. These notes are collateralized by all receivables generated by sales of prescriptions from a particular pharmacy location. At both June 30, 2015 and December 31, 2014, these 2010 Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default.

2010 and 2011 Secured Bridge Notes

These Secured Bridge Notes were initially issued in 2010 and 2011. They were to be repaid, in certain circumstances, at the time of a major funding from a specified funding source or, in other circumstances, no later than four (4) years from the date of the note. Certain of the notes accrue interest at one-time flat-rates ranging from 15% to 22.5% and others at an annual rate of 15% per annum. The notes are collateralized by all receivables generated by sales of prescriptions from a particular pharmacy location. During the six months ended June 30, 2015, we repaid one of these notes with a face value of $10,000. At both June 30, 2015 and December 31, 2014, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since they are either past-due or the funding from the funding source was never obtained.

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

During the six months ended June 30, 2015, the following occurred with respect to these notes:

●	On February 20, 2015, a note holder converted $18,000 of his note ($13,000 in principal and $5,000 in accrued interest) into 461,894 shares of our common stock in accordance with the provisions of his note.

●	On March 17, 2015, we entered into a settlement agreement to repay one of these notes with principal and interest totaling $148,125 for a one-time payment of $110,500. The note had been previously acquired from the original note holder by a related party. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $37,625 during the six months ended June 30, 2015.

●	On June 15, 2015, we entered into a settlement agreement to repay one of these notes with principal and interest totaling $253,962 for scheduled payments over a nine-month period totaling $224,000, $44,000 of which was made on the date of the settlement agreement. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $29,962 during the three and six months ended June 30, 2015. The remaining obligation of $180,000 was transferred to Settlement Liabilities.

At both June 30, 2015 and December 31, 2014, we were in default of the interest payments required under the 2012 Convertible Promissory notes. Therefore these notes are reflected as current liabilities at each balance sheet date presented.

Promissory Notes

The Promissory Notes consist of the following at:

	June 30, 2015	December 31, 2014
Non-related parties:
Note #1 dated October 10, 2014	$254,093	$290,151
Note #2 dated October 10, 2014	22,796	60,571
Subtotal	276,889	350,722
Related parties:
Note dated February 20, 2014	96,667	96,667
Note dated March 11, 2014	-	50,000
Subtotal	96,667	146,667
Total promissory notes	$373,556	$497,389

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

On February 20, 2014, we issued an Unsecured Promissory Note for $96,667 to a company whose Managing Member is a shareholder. This note, which had a stated interest rate of 0.5% per month (6% per annum), was repayable in thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes were past due as of December 31, 2014. On February 24, 2015, we entered into a settlement agreement under which we agreed to repay the second note with principal and accrued interest totaling $52,877 for a payment of $50,000. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $2,877 during the six months ended June 30, 2015. The February 20, 2014 note continues to be past due.

Convertible Debentures

The Convertible Debentures were assumed March 31, 2014 as a result of the Merger discussed in Note 1. The convertible debentures, which bear interest at 8% per annum, were due in August 2013 and are therefore past due. They are convertible into shares of our common stock at the rate of $0.50 per share. There was no activity with respect to these convertible debentures during the six months ended June 30, 2015.

Convertible Note (Related Party)

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder who is also a related party. The convertible note, which had a stated interest rate of 6% per annum, was to be repaid in April 2014 and became past due. At March 31, 2015 and December 31, 2014, the total principal amount outstanding for this note was $52,400. On April 10, 2015, we entered into a settlement agreement with the note holder under which we repaid this note, including all accrued interest, for a payment totaling $42,500. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $14,359 during the three and six months ended June 30, 2015.

6. Settlement Liabilities

Settlement liabilities consist of the following at:

	June 30, 2015	December 31, 2014
Myhill	$-	$70,000
C&C Professional	52,000	-
2012 convertible note holder (see note 5)	180,000	-
Total	$232,000	$70,000

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

The settlement agreement requires Counsel for the Plaintiffs to hold the PDC stock certificates during pendency of the payout period. During such period, Plaintiffs shall have no right to vote such shares, transfer such shares, or encumber such shares, and will not be entitled to receive cash dividends or stock dividends or any distributions based on ownership of such shares. The Plaintiffs shall return each of their stock certificates to the Company with a full executed stock power sufficient to transfer such shares. In the event of any transaction by the Company, including merger or buyout, that results in Plaintiffs’ shares of PDC to be converted to shares of another entity, such obligations and restrictions stated herein shall apply to such new or different shares. In connection with this transaction, the $200,000 was recorded as Treasury Stock until such time that the settlement was satisfied and the shares released.

In June 2015, we made the final monthly payment of $10,000 in full satisfaction of our obligation to the Myhill Litigants. As such, the $200,000 was reclassified from Treasury Stock to Additional Paid-In Capital.

C&C Professional

On March 19, 2015, we entered into a Settlement Agreement and Mutual Release with C&C Professional Consultants, Inc. (“C&C”) under we agreed to pay $75,000 in scheduled payments in full satisfaction of an accrued marketing obligation to C&C recorded at $104,500. During the six months ended June 30, 2015, we recorded a gain on extinguishment of debt in the amount of $29,500 in connection with this transaction.

7. Liabilities of Discontinued Operations

Liabilities of discontinued operations represent the liabilities of our interest in our subsidiary Pet Airways, Inc. and consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accrued airline leases	$360,679	$360,679
Other accrued liabilities	346,960	376,924
Amounts owed to credit card merchants	102,315	102,315
Unearned revenues	121,913	121,913
Total	$931,867	$961,831

With regard to the reduction in other accrued liabilities, see Note 10 under the caption Pre-Merger Judgments and Orders for Alyce Tognotti.

On March 26, 2014, prior to the reverse acquisition by us on March 31, 2014, former management issued 60,000,000 common shares to a company controlled by two former officers of our Company in exchange for the former officers’ agreement to purchase our interest in Pet Airways and to forgive their unpaid wages. The former officers’ agreement to purchase our interest in Pet Airways was meant to relieve us of these debts. As of December 31, 2014, and continuing to date, the former officers had not fulfilled their obligation to purchase our interest in Pet Airways, and other matters between the parties are in dispute.

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

During the six months ended June 30, 2015, we issued 461,894 common shares upon the conversion of a portion of a note holder’s 2012 Convertible Promissory Note. See Note 5. In addition, we issued 128,528,000 common shares upon conversion of Series D Shares and 44,200,000 common shares upon conversion of Series B Shares.

Preferred Stock

We are authorized to issue 10,000,000 shares of no par value preferred stock and have designated four (4) series of preferred stock. Refer to our Annual Report filed on Form 10-K for the year ended December 31, 2014 for a description of rights and preferences for each series of preferred stock.

Warrants

On June 30, 2015, we had outstanding warrants to purchase 43,424,989 of our common shares. The warrants, the majority of which were issued under a June 3, 2011 securities purchase agreement, expire at various dates through June 3, 2016 and are exercisable at various per share prices ranging from $0.01 to $1.02.

Stock Incentive Plans

Under our 2010 Stock Incentive Plan (the “2010 Plan”), options to purchase 4,000,000 shares of our common stock had been approved and reserved for grants to employees, officers, directors and outside advisors at fair market value on the date of grant. At June 30, 2015, we had 367,000 option shares outstanding at an average exercise price of $0.16 per share and 3,633,000 option shares available for grant.

Under our 2012 Stock Incentive Plan (the “2012 Plan”), we had 10,000,000 common shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At June 30, 2015, the Company had issued 6,170,950 common shares under the 2012 Plan and have 3,829,050 common shares available for issuance.

9. Other Related Party Information

Following is a summary of total cash compensation, including base salary, bonus and other compensation for Edward Kurtz, our CEO and all employees related to him for the six months ended June 30, 2015 and 2014:

Six months ended June 30, 2015	$504,024
Six months ended June 30, 2014	$320,706

A relative of our former Pharmacist in Charge was a consultant to the Company providing management consulting and other business advisory services. During the six months ended June 30, 2015 and 2014, the consultant’s fees totaled zero and $19,500, respectively.

10. Commitments and Contingencies

Leases

Our facilities, consisting of approximately 7,343 square feet of space, are located in Irvine, California under a rental agreement that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $53,385 and $43,816 during the six months ended June 30, 2015 and 2014, respectively.

Litigation

Open Matters

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

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, third party complaint along with our answer to bring Mr. Brown into this litigation. As of this date, we cannot reasonably estimate a potential range of loss with respect to this matter; however, we believe we have significant defenses to this complaint, intend to defend it vigorously, and believe that no loss is probable.

Bellevue Holdings, Inc.

We have been included as a necessary party in a Federal complaint in Arizona (Case CV-15-00552-PHX-SRB) over a dispute between an outside party and a shareholder over shares of common stock and a $30,000 note that Praxsyn allegedly owns. Praxsyn does not appear to have liability.

Settled/Dismissed Matters

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner alleged that, prior to the Merger, former management breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he is asked for damages of approximately $300,000.

On July 15, 2015, during mediation of this matter, we entered into a Settlement and General Release Agreement with Mr. Warner under which we agreed to pay him $110,000. Because Mr. Warner’s employment with our Company took place prior to the Merger, we will seek restitution of these damages, with Mr. Warner’s assistance, from two former officers of our Company including the rescission of the pre-Merger issuance to them of 60,000,000 shares of our common stock. In the event the 60,000,000 shares are returned to us, we have agreed to provide Mr. Warner with 2,500,000 of those shares. Upon full payment of the settlement amounts, we expect to record a gain on extinguishment of debt of $124,038 in connection with this transaction.

Pre-Merger Judgments and Orders

In prior years, a number of judgments and orders were obtained against Pet Airways, Inc. as detailed below. In connection with the 2014 Merger discussed above, two former officers of our Company agreed to purchase our interest in Pet Airways which was meant to relieve us of the Pet Airways debts. As such, we believe that any obligations of Pet Airways rests with the two former officers of our Company and not with us. To the extent we are required to make any payments with respect to these matters, we will seek reimbursement from the two former officers. Notwithstanding the foregoing, we have included certain amounts in our balance sheets in the accompanying consolidated financial statements in the category Liabilities of Discontinued Operations in connection with these matters.

Sky Way Enterprises

In April 2012, a judgment was entered against Pet Airways in Circuit Court in and for Palm Beach County, Florida by Sky Way Enterprises, Inc. in the sum of $187,827 for services rendered, damages, including costs, statutory interest and attorneys’ fees. We have recorded a liability of $198,500 within Liabilities of discontinued operations in connection with this matter.

Suburban Air Freight

On March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. On July 7, 2015, we entered into a Settlement Agreement with Suburban Air Freight under which we agreed to pay them $87,491 in two equal installments in July and August 2015. We intend to seek restitution of these damages from two former officers of our Company. We have recorded a liability of $90,532 within Liabilities of discontinued operations in connection with this matter.

Alyce Tognotti

On March 6, 2013, an order was issued by the labor commissioner of the State of California for Pet Airways, Inc., to pay a former employee Alyce Tognotti wages and penalties in the sum of $17,611 for services rendered, including penalties, statutory interest and liquidated damages. On June 25, 2015, we entered into a Confidential Settlement Agreement with Ms. Tognotti for $29,964 in full satisfaction of wages, penalties, interest and attorney’s fees. The final payment of the settlement amount was made on June 25, 2015. We intend to seek restitution of these damages from two former officers of our Company.

AFCO Cargo

On May 31, 2013, a motion for final judgment was filed against our subsidiary, Pet Airways, Inc., in Circuit Court in and for Broward County, Florida by AFCO Cargo BWI, LLC in the sum of $31,120 for services rendered, including statutory interest and attorneys’ fees. We have recorded a liability of $32,331 within Liabilities of discontinued operations in connection with this matter.

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

Other Commitments and Contingencies

HIPAA – The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions by April 2005. Effective August 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was introduced imposing notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company continues to be in compliance with HIPAA as of June 30, 2015.

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

11. Income (Loss) Per Share

Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for income (loss) per share:
Net income (loss attributable to common shareholders	$3,182,447	$(780,924)	$3,954,656	$(12,793,324)
Interest savings on convertible notes	72,670	-	148,373	-
Numerator for diluted income (loss) per share	$3,255,117	$(780,924)	$4,103,029	$(12,793,324)

Denominator for income (loss) per share:
Weighted average common shares	608,318,410	304,290,027	564,959,789	153,749,151
Weighted average preferred shares
Series D	205,455,560	-	239,345,287	-
Series B	609,293,187	-	618,631,934	-
Series C	400,000	-	400,000	-
Convertible notes	68,200,097	-	46,922,431	-
Warrants	178,343	-	198,454	-
less locked up shares not eligible for conversion	(91,845,597)	-	(70,457,895)	-
Denominator for diluted income (loss) per share	1,400,000,000	304,290,027	1,400,000,000	153,749,151

The following weighted-average shares of dilutive common share equivalents are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Preferred shares
Series D	-	413,712,879	-	457,168,209
Series B	-	719,347,802	-	291,260,715
Series C	-	18,614,286	-	10,900,000
Convertible notes	-	15,999,514	-	10,031,317
Warrants	43,246,646	43,424,989	43,226,535	43,044,989
Options	367,000	367,000	367,000	367,000
Total anti-dilutive weighted average shares	43,613,646	1,211,466,470	43,593,535	812,772,230

Effective December 31, 2014, a holder of Series B Preferred stock agreed not to convert 16,000 of his Series B Preferred shares (the “Locked-Up Shares”) until April 1, 2016. Accordingly, the common stock equivalents for the Locked-Up Shares have been included in the tables shown above. If all dilutive securities had been exercised at June 30, 2015, excluding the Locked-Up Shares, the total number of common shares outstanding would be approximately 1.401 billion which is slightly in excess of the 1.4 billion authorized.

12. Agreements

Agreements with Third Party Marketing Services

During the six months ended June 30, 2015, we entered into consulting agreements with two third party marketing services and allowed a consulting agreement with our prior marketing service, TPS, to expire. A number of factors were considered in the preparation of the agreements including insurance companies increasing discomfort with pay for performance contracts under certain circumstances. After significant review of what is quickly becoming industry standard and advice from pharmacy legal counsel, we determined that we should utilize a flat fee payment structure where compensation would otherwise be based on a large percentage of the value of referred business and a pay for performance structure where compensation is not a large percentage of referred business value.

Agreement with Products for Doctors

On January 23, 2015, we entered into a Marketing Services Agreement with Products for Doctors (“P4D”) which has a term of approximately eighteen (18) months. Under the agreement, P4D will provide a variety of services including, but not limited to, direct marketing of our products to physicians, market research and consultations concerning new product opportunities, consultation regarding preparation of marketing materials and promotion of our products at conferences and seminars. As compensation for the services, we have agreed to pay P4D an amount equal to (a) for factored accounts resulting from P4D efforts - 13% of the gross billed amount and (b) for non-factored accounts resulting from P4D efforts – 37.5% of amounts collected. This compensation is similar to what we had previously paid to TPS.

Agreement with NHS Pharma Sales Inc.

On June 9, 2015, we entered into a Services Agreement with NHS Pharma Sales Inc. (“NHS”). Under the agreement, which has a term of 12 months, NHS will provide a variety of consulting services including, but not limited to, billing services, insurance contract reviews and negotiations, due diligence for mergers and acquisitions, advice and assistance with desk and on-sight insurance audits, marketing, and the promotion of our products in areas in which we have viable pharmacy licenses. This agreement renders the Script Processing Services Contract dated December 4, 2014 and the Marketing Company Agreement dated January 26, 2015 null and void and of no further effect. The agreement may be terminated by either party without cause upon giving the other party thirty (30) days’ written notice. As compensation for the services to be performed by NHS, we have agreed to pay NHS a flat fee totaling $120,000,000. The flat fee was determined using the estimated value of the services being provided which is in line with prior compensation paid to NHS under previous agreements.

On June 30, 2015, we entered into Amendment No. 1 to the Services Agreement with NHS in which we removed the originally agreed upon monthly payment schedule and specified a commencement date of July 1st 2015 and ending date of June 30, 2016. As of June 30, 2015, a total of $1,000,000 has been paid to NHS towards the total $120,000,000 due under this amended contract, and is included in "Other current assets" in the accompanying consolidated financial statements.

13. Subsequent Events

MediLiens Agreement

Subsequent to June 30, 2015, we entered into a Receivables Management Services Agreement with MedLien Manager, LLC (“MediLiens”). Under the agreement, MediLiens has agreed to advance us an amount equal to the larger of (a) 50% of the expected collections for accounts receivable resulting from pre-approved billings or (b) $500,000 per month, each month until termination of the agreement. For each month or any part of a month, MediLiens will charge us a service fee amount equal to 2.8% of each amount advanced from the date of such advance until such time as the advance is repaid. Each advance will be collateralized by the specific accounts receivable on which the advance is made. The agreement has no definitive termination date but may be terminated by either party once we have repaid all borrowings, including accrued service fees, to MediLiens.

Appointment of Officers

On July 21, 2015, the board of directors unanimously voted in favor of appointing Justin Cary to act as the Chief Financial Officer of the Company until his resignation, or until his successor is elected or appointed. In addition, the board of directors also removed the “Interim” from the titles of Edward Kurtz, Chief Executive Officer and Chairman of the Board, and Kimberly Brooks, Secretary.

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

Description of Business

Praxsyn Corporation (the “Company” or “Praxsyn”) is a health care company dedicated to providing medical practitioners with medications and services for their patients. Through our retail pharmacy facility in Irvine, California, we currently formulate healthcare practitioner-prescribed medications to serve patients who experience chronic pain. Our focus with these products is on non-narcotic and non-habit forming medications using therapeutic and preventative agents for pain management. In addition, we prepare innovative products that address erectile dysfunction and metabolic issues, and other ancillary products. Our products are either picked up directly at our pharmacy facility by, or shipped directly to patients.

The patients we serve are covered under a variety of insurance programs including workers compensation programs (predominantly California), preferred provider (“PPO”) contracts, and other private insurance agreements. Billings are mainly made to, and collections received from, the insurance companies which cover the patients. Certain billings are made in amounts which have been pre-approved by the insurance companies and collections for these billings are typically made within 90 days at 100% of amounts billed. Other billings, primarily for patients covered under workers compensation programs, are not pre-approved. These billings are made in accordance with an applicable state’s published fee schedule and amounts ultimately collected are typically subject to negotiation. In addition, collection for billings not pre-approved can take in excess of one year, during which time we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

Management’s Plan of Operations

In prior years, our business has been concentrated within the workers compensation market. Given the industry and the reimbursement environment of this market, our estimate of net realizable value of our billings is often substantially less than the gross billing we are allowed to charge. In addition, the collection of payments on receivables in this market may be delayed for a significant period depending on various factors. For the six months ended June 30, 2015, as part of a program aimed at diversifying our business, our net revenues included $18.4 million of amounts that were pre-approved. These pre-approved billings are approved by insurance carriers before we fill the prescriptions and, once filled and delivered to the patient, are generally collected within 90 days. While Management believes that our new pre-approved business will greatly improve our operating performance, we understand that we will need additional financing to be able to implement our business plan. Further, due to market developments in relation to preapproved claims, we anticipate that revenues may decrease overall in the subsequent periods.

Our operating results have historically been influenced, in an adverse way, by two significant factors. First, as noted above, our revenue recognition is based on our estimate of the net realizable value of our customer billings. For billings which are not pre-approved, which are typically workers compensation billings, we invoice insurance companies at amounts permitted under various states’ fee schedules. Given the nature of our industry and the reimbursement environment in which we operate, our estimate of the net realizable value of our billings is often less than the gross billing we are allowed to charge. We have recorded our revenues based on historical collection trends. Second, we have had to finance our non-pre-approved operations by selling our accounts receivable (recorded at net realizable value) to a number of factors. The cost of factoring, which we record as interest expense, can be quite high – anywhere from 70% to 75% of the gross accounts receivable billing.

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

Finally, we continue to seek new markets for our products which will diversify our business, increase profitability and improve shareholder value. While there is no certainty that we will be able to achieve these goals, Management is optimistic we will be successful.

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

There have been no material changes during the six months ended June 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K filed on April 15, 2015 for the year ended December 31, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Net Revenues and Cost of Net Revenues

Net revenues for the second quarter of 2015 were $17,642,661 compared to $23,242,709 for the comparable period in 2014. The 2015 period contains nearly $10.2 million in net revenues from pre-approved business compared to zero in the 2014 period. Net revenues related to non-pre-approved business was approximately $7.5 million in the second quarter of 2015 versus $23.2 million for the same period in 2014. This decrease is mainly attributable to the changeover from one marketing services consultant to another in the 2015 period along with our emphasis in 2015 on pre-approved business. For the second quarter of 2015, our cost of net revenues was $2,018,959 (11.4% of net revenues) compared to $975,134 (4.2% of net revenues) for the same period in 2014. While the pre-approved business is typically more profitable overall than the business which is not pre-approved, the cost of materials required in filling these prescriptions is higher. In addition, in the 2015 period, there was a higher percentage of labor in the cost of net revenues as we had hired additional personnel in reaction to various regulatory requirements and in anticipation of increased volume during the remainder of the year.

Selling and Marketing Expense

Our selling and marketing expense results almost entirely from the services provided by our marketing services consultants. For the three months ended June 30, 2015, these expenses were $8,898,400. For the comparable period in 2014, our selling and marketing expense was $12,696,619, $4,975,951 of which was stock-based. The non-stock-based expense was higher in 2015 than in 2014 as the cost of marketing services related to our pre-approved business is higher than similar costs related to our non-pre-approved business. The 2014 stock-based expense results from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them.

General and Administrative Expense

Our general and administrative expense for the three months ended June 30, 2015 was $1,085,931 compared to $982,224 for the comparable period in 2014. $21,317 of the 2014 expense was stock-based. In the 2015 period, we had higher legal expense due to greater amounts of litigation.

Interest Expense

Interest expense for the second quarter of 2015 was $134,324 which predominantly resulted from interest on notes payable – no factoring was done in this period. For the comparable period of 2014, interest expense was $9,558,629 and consisted of factoring-related interest of $9,188,446 and other interest of $370,183.

Gain on Extinguishment of Debt

During the three months ended June 30, 2015, the gain on extinguishment of debt of $44,321 consisted of gains related to settlements of two notes payable, one of which was with a related party. For the comparable period in 2014, there was a gain on the settlement of two notes payable.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

Net Revenues and Cost of Net Revenues

Net revenues for the first half of 2015 were $31,826,059 compared to $32,462,272 for the comparable period in 2014. The 2015 period contains nearly $18.4 million in net revenues from pre-approved business compared to zero in the 2014 period. Net revenues related to non-pre-approved business was approximately $13.3 million in the first half of 2015 versus $32.4 million for the same period in 2014. This decrease is mainly attributable to the changeover from one marketing services consultant to another in the 2015 period along with our emphasis in 2015 on pre-approved business. For the first half of 2015, our cost of net revenues was $3,150,508 (9.9% of net revenues) compared to $1,306,917 (4.0% of net revenues) for the same period in 2014. While the pre-approved business is typically more profitable overall than the business which is not pre-approved, the cost of materials required in filling these prescriptions is higher. In addition, in the 2015 period, there was a higher percentage of labor in the cost of net revenues as we had hired additional personnel in reaction to various regulatory requirements and in anticipation of increased volume during the remainder of the year.

Selling and Marketing Expense

Our selling and marketing expense results almost entirely from the services provided by our marketing services consultants. For the six months ended June 30, 2015, these expenses were $15,647,882. For the comparable period in 2014, our selling and marketing expense was $20,077,336, $8,779,250 of which was stock-based. The non-stock-based expense was higher in 2015 than in 2014 as the cost of marketing services related to our pre-approved is higher than similar costs related to our non-pre-approved business. The 2014 stock-based expense results from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement with them.

General and Administrative Expense

Our general and administrative expense for the six months ended June 30, 2015 was $2,417,062 compared to $1,582,177 for the comparable period in 2014. $121,317 of the 2014 expense was stock-based. The main expense categories contributing to higher costs in 2015 were salaries and wages ($345,000), professional fees ($339,000), office expense ($62,000), insurance expense ($105,000) and public company expenses ($44,000). In the 2015 period, we had more employees than for the same period in 2014. The increase in employees mainly resulted from public company requirements as well as increases in our billing and collection staffs. In addition, a number of our staff were given salary increases to accommodate for additional public company responsibilities and the anticipated increase in revenues. Higher legal costs were due to a greater level of litigation. Other expense increases resulted mainly from public company requirements.

Interest Expense

Interest expense for the first half of 2015 was $3,894,660. $3,619,104 of this amount was interest on factored accounts receivable and other factor-related interest which resulted from net revenues for the three-month period. In addition, the first half of 2015 included other interest of $275,556 which mainly represented interest on notes payable. For the comparable period of 2014, interest expense was $15,266,695 and consisted of factoring-related interest of $14,507,535, discount amortization of $115,060 and other interest of $644,100. Factoring-related interest expense decreased on lower revenues from non-pre-approved business, which had been historically factored, and less factoring of this business than in 2014.

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

Gain (Loss) on Extinguishment of Debt

During the six months ended June 30, 2015, the gain on extinguishment of debt of $114,323 consisted of gains related to settlements of four notes payable, three of which were with a related party, and an accrued marketing obligation. For the comparable period in 2014, there was a net gain on settlement of three notes payable.

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

As of June 30, 2015, our principal source of liquidity is from collections from our pre-approved accounts receivable which result from the sale of our prescription products. During the six months ended June 30, 2015, we received proceeds of approximately $3.1 million from factoring, collected slightly less than $2 million in non-preapproved receivables, and collected in excess of $18 million against pre-approved receivables. At June 30, 2015 we had cash in excess of $4.8 million and a working capital deficit of $6.5 million. This compares to the cash of $1.2 million and a working capital deficit of nearly $3.3 million as of December 31, 2014. The large change in working capital from December 31, 2014 is the result of a larger portion our non-preapproved receivables being classified as long-term due to the lack of factoring during the second quarter and also an addition of $3 million in current income taxes payable.

Financings

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date in 2015, we have self-funded our pre-approved prescription business from funds received from prior factoring of workers compensation accounts receivable. In prior years, we issued a number of notes payable and used the proceeds to fund operations.

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

Cash Flows

The following table sets forth our cash flows for the six months ended June 30:

	2015	2014	Change
Operating activities
Net income (loss)	$3,954,656	$(12,793,324)	$16,747,980
Change in non cash items	3,528,122	30,280,990	(26,752,868)
Change in operating assets and liabilities	(6,596,094)	(28,390,544)	21,794,450
Net cash (used in) provided by operating activities	886,684	(10,902,878)	11,789,562
Net cash (used in) provided by investing activities	(129,506)	466,964	(596,470)
Net cash provided by financing activities	2,860,214	10,916,970	(8,056,756)
Change in cash	$3,617,392	$481,056	$3,136,336

Operating Activities

The change in non-cash items primarily includes warrant modification expense, gain (loss) on extinguishment of debt, stock issued for services rendered, loss on accounts receivables sold to factor, depreciation and amortization, amortization of debt discount, amortization of debt issuance costs, and deferred tax provision. The change in working capital is mainly related to increases in accounts receivable due to lack of factoring in the second quarter.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash acquired in connection with the merger.

Financing Activities

Cash provided from the sale of accounts receivable to factors was $3,147,047 and $10,929,884 in 2015 and 2014, respectively. In addition, we had borrowings from related parties in 2014 and we made repayments on notes payable in both periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of June 30, 2015:

(1) we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, account reconciliations and approval and the performance of bank reconciliations; and

(2) we do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2015.

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

The information set forth in response to this Item 1 is incorporated by reference from Note 10 under the caption “Litigation” in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report, which is incorporated herein by reference.

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

As reported in a Current Report on Form 8-K, on June 9, 2015, we entered into a Services Agreement with NHS Pharma Sales Inc. (“NHS”). Under the agreement, which has a term of 12 months, NHS will provide a variety of consulting services. As compensation for the services to be performed by NHS thereunder, we have agreed to pay NHS a flat fee totaling $120,000,000. However, on June 30, 2015, we entered into Amendment No. 1 to the Services Agreement, as attached hereto and incorporated by reference herein as Exhibit 10.1, with NHS in which we deleted the flat fee monthly payment schedule, to an overall flat fee which will total $120,000,000 to be paid over the term of the agreement.

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to the Services Agreement, dated June 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Dated: August 13, 2015	PRAXSYN CORPORATION
(Registrant)

	By:	/s/ Edward Kurtz
	Name:	Edward Kurtz
	Its:	Chief Executive Officer

	By:	/s/ Justin Cary
	Name:	Justin Cary
	Its:	Chief Financial Officer

