Form 10-Q
period 2015-09-30
Praxsyn Corp
filed 2015-11-16
CIK 1346973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________.to _______________.

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

The number of shares outstanding of the registrant’s common stock as November 16, 2015 was 634,674,157 shares.

PRAXSYN CORPORATION

FORM 10-Q

SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM I – CONSOLIDATED FINANCIAL STATEMENTS

PRAXSYN CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash	$654,252	$1,222,084
Net accounts receivable - current	11,347,242	10,134,743
Inventories	592,776	201,639
Other current assets	72,522	15,981
Total current assets	12,666,792	11,574,447
Property and equipment, net	292,186	79,543
Net accounts receivable - non-current	24,622,315	4,139,543
Other assets	14,347	7,549
Deferred tax assets	353,358	902,941
Total assets	$37,948,998	$16,704,023

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$975,119	$482,648
Accrued income taxes payable	5,866,345	-
Other current liabilities	2,776,460	1,088,299
Accrued interest	1,822,808	1,573,467
Accrued marketing	13,206,440	5,896,197
Notes payable, current portion	3,309,478	3,676,492
Notes payable to related parties	96,667	199,067
Settlement liabilities	373,250	70,000
Liabilities of discontinued operations	779,314	961,831
Deferred tax liability	-	897,433
Total current liabilities	29,205,881	14,845,434
Notes payable, non-current portion	167,826	226,755
Total liabilities	29,373,707	15,072,189

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized
Series D - 203,733 and 332,336 shares outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $8,149,320 and $13,293,440, respectively	-	-
Series B - 58,541 and 63,838 shares outstanding at September 30, 2015 and December 31, 2014, respectively; liquidation preference $1,756,230 and $1,915,140, respectively	-	-
Series C - 20 shares outstanding at September 30, 2015 and December 31, 2014 liquidation preference $2,000	-	-
Common stock, no par value, 1,400,000,000 shares authorized 633,924,157 and 451,889,263 outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	54,060,109	54,239,832
Accumulated deficit	(45,484,818)	(52,407,998)
Treasury stock at cost, 389,623 shares at December 31, 2014	-	(200,000)
Total shareholders’ equity	8,575,291	1,631,834
Total liabilities and shareholders’ equity	$37,948,998	$16,704,023

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$20,428,801	$22,895,889	$52,254,860	$55,358,161
Cost of net revenues	2,922,716	1,126,369	6,073,224	2,433,286
Gross profit	17,506,085	21,769,520	46,181,636	52,924,875

Operating expenses:
Selling and marketing - stock based	-	2,612,051	-	11,391,301
Selling and marketing - non stock based	10,004,476	6,445,120	25,652,358	17,743,206
Total sales and marketing	10,004,476	9,057,171	25,652,358	29,134,507
General and administrative - stock based	-	750	-	101,518
General and administrative - non stock based	2,096,075	793,896	4,513,137	2,275,305
Total general and administrative	2,096,075	794,646	4,513,137	2,376,823
Total operating expenses	12,100,551	9,851,817	30,165,495	31,511,330
Operating income	5,405,534	11,917,703	16,016,141	21,413,545

Other income and (expense):
Interest income (expense) net	(193,371)	(10,959,086)	(4,088,031)	(26,225,781)
Warrant modification expense	-	-	-	(7,111,444)
Debt modification/extinguishment	399,243	(230,087)	513,566	(141,114)
Excess fair market value of derivative liabilities	-	(38,812)	-	(38,812)
Change in fair market value of derivative liabilities	-	(240,017)	-	(240,017)
Total other income (expense)	205,872	(11,468,002)	(3,574,465)	(33,757,168)
Income (loss) from operations before income taxes	5,611,406	449,701	12,441,676	(12,343,623)
Provision for income taxes	2,642,882	-	5,518,496	-
Net income (loss)	$2,968,524	$449,701	$6,923,180	$(12,343,623)

Net income (loss) per share:
Basic	$0.00	$0.00	$0.01	$(0.06)
Diluted	$0.00	$0.00	$0.01	$(0.06)

Weighted average number of common shares outstanding:
Basic	627,752,798	346,753,110	586,120,803	218,024,208
Diluted	1,400,000,000	1,400,000,000	1,400,000,000	218,024,208

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity

Balance - December 31, 2014	332,336	$-	63,838	$-	20	$-	451,889,263	$-	$54,239,832	$(52,407,998)	$(200,000)	$1,631,834
Conversion of convertible debt	-	-	-	-	-	-	461,894	-	18,000	-	-	18,000
Series D Preferred stock conversions	(128,603)	-	-	-	-	-	128,603,000	-	-	-	-	-
Series B Preferred stock conversions	-	-	(5,297)	-	-	-	52,970,000	-	-	-	-	-
Stock options expense	-	-	-	-	-	-	-	-	2,277	-	-	2,277
Shareholder settlements	-	-	-	-	-	-	-	-	(200,000)	-	200,000	-
Net income	-	-	-	-	-	-	-	-	-	6,923,180	-	6,923,180
Balance - September 30, 2015	203,733	$-	58,541	$-	20	$-	633,924,157	$-	$54,060,109	$(45,484,818)	$-	$8,575,291

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,923,180	$(12,343,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,103	9,294
Net gain on modification of debt and settlements	(513,566)	141,114
Loss on disposal of fixed assets	-	5,184
Loss on receivables sold to factor	3,619,104	24,679,917
Stock-based compensation	-	11,492,819
Stock option expense	2,277	-
Warrant modification expense	-	7,111,444
Amortization of debt discount, issuance costs, and beneficial conversion feature	-	491,409
Loss on fair market value of derivative liability	-	278,829
Change in operating assets and liabilities
Accounts receivable	(28,461,422)	(54,890,317)
Inventory	(391,137)	(91,877)
Other assets	486,244	(7,040)
Accounts payable	658,624	(88,485)
Accrued income taxes	5,866,345	-
Accrued interest	329,264	760,195
Accrued marketing	7,414,743	4,744,332
Other current liabilities	(1,125,234)	57,447
Settlement liabilities	333,700	(140,000)
Liabilities of discontinued operations	(67,455)	-
Net cash used in operating activities	(4,880,230)	(17,789,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(257,746)	(37,287)
Cash acquired in connection with merger	-	485,012
Net cash (used in) provided by investing activities	(257,746)	447,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of accounts receivable to factor	3,147,047	19,311,219
Repayments of loans payable	(229,643)	(647,833)
Borrowings from related parties	-	246,767
Repayments to related parties	(92,500)	(506,763)
Advances from factor on accounts receivable	1,745,240	-
Repurchase and cancellation of stock	-	(506,000)
Net cash provided by financing activities	4,570,144	17,897,390

Increase (decrease) in cash and cash equivalents	(567,832)	555,757
Cash and cash equivalents, beginning of period	1,222,084	37,494
Cash and cash equivalents, end of period	$654,252	$593,251

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,584	$222,827
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in exchange for cancellation of note payable	$18,000	$644,320
Conversion of accrued interest into notes payable	$-	$20,833
Creation of obligations through settlements	$299,000	$500,000
Net liabilities assumed from reverse merger	$-	$2,185,778

See Accompanying Notes to Consolidated Financial Statements

PRAXSYN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The patients we serve are covered under a variety of insurance programs including workers compensation programs (predominantly California), preferred provider (“PPO”) contracts, and other private insurance agreements. Billings are mainly made to, and collections received from, the insurance companies which cover the patients. Certain billings are made in amounts which have been pre-approved by the insurance companies, and collections for these billings are typically made within 90 days at 100% of amounts billed. Other billings, primarily for patients covered under workers compensation programs, are not pre-approved. These billings are made in accordance with an applicable state’s published fee schedule and amounts ultimately collected are typically subject to negotiation. In addition, collection for billings not pre-approved can take in excess of one year, during which time we may attend legal hearings, file liens to securitize claims, negotiate before worker’s compensation administrative judges, resolve liens with stipulations and orders for defendants to pay, and transmit demands to settle liens filed with the adjuster or defense attorneys.

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

Following is pro-forma revenues and earnings information for the nine months ended September 30, 2014 assuming both our Company and PDC had been combined as of January 1, 2014. Amounts have been rounded to the nearest thousand and are unaudited:

Nine Months Ended
September 30, 2014
Net revenues	$55,358,161
Net loss from continuing operations	$(20,832,137)
Net loss	$(20,835,585)
Net loss per share, basic and diluted	$(0.08)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the notes to the consolidated financial statements, we have omitted disclosures which would substantially duplicate those contained in the audited consolidated financial statements for the year ended December 31, 2014 as reported in our Form 10-K filed on April 15, 2015. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals necessary to present fairly our consolidated financial position, results of operation and cash flows. The consolidated results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are part of the previously mentioned Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2015 include the accounts of Praxsyn and all subsidiaries. The accompanying consolidated financial statements for the period ended September 30, 2014 include the accounts of PDC, including Mesa, for the three and nine months ended September 30, 2014, and Praxsyn as of the Acquisition Date of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. During the nine month periods ended September 30, 2015 and 2014, we generated net income of $6,923,180 and incurred a net loss of $12,343,623, respectively. The 2014 net loss contained stock-based expenses and a warrant modification expense, all of which were one-time expenses, totaling $18,604,263. At September 30, 2015, we had negative working capital of $16,539,089. Historically, we have funded operations primarily through proceeds received (a) in connection with factoring of accounts receivable on a nonrecourse basis for non-pre-approved billings, (b) through issuances of notes payable, and (c) through sales of common stock. Prior to 2015, our business has been concentrated in workers’ compensation billings which were not pre-approved and for which the collection would be delayed for long periods of time depending on various factors. To fully implement our business plan for non pre-approved billings going forward we will require additional financing or factoring partners. In 2015, we have added a significant amount of business for which billings were pre-approved by the insurance carriers. While Management believes the addition of pre-approved billings business will improve our operating performance, there is no guarantee that this line of business will continue to be significant in future periods. Further, as of the date of this filing we have yet to make payments toward our 2015 tax liability. Given the indicators described above, there is substantial doubt about our ability to continue as a going concern.

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

Net revenues consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non pre-approved gross revenues	$50,181,504	$49,768,122	$80,483,787	$119,541,157
Less: estimated contractual and other adjustments	(35,098,438)	(26,874,786)	(52,060,810)	(64,264,544)
Non pre-approved net	15,083,066	22,893,336	28,422,977	55,276,613
Pre-approved gross revenues	5,342,163	-	23,776,507	-
Other revenue	3,572	2,553	55,376	81,548
Net revenues	$20,428,801	$22,895,889	$52,254,860	$55,358,161

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

As of September 30, 2015 and December 31, 2014, we did not have any level 2 or 3 assets or liabilities.

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

During the nine months ended September 30, 2015, we have recorded our income tax provision and adjustments to deferred income taxes based on our estimated effective tax rate for the entire 2015 year of 44%. To date, the Company has not made any estimated tax payments for the 2015 tax year.

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

In accordance with ASC 450-20-25, Contingencies, we recognize a liability for a contingency when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the reasonable estimate of a probable loss is a range, we accrue the most likely amount of such loss, and if such amount is not determinable, then we accrue the minimum in the range as the loss accrual. The determination of the outcome and loss estimates requires significant judgment on the part of management, can be highly subjective and is subject to significant change with the passage of time as more information becomes available. Estimating the ultimate impact of litigation matters is inherently uncertain, in particular because the ultimate outcome will rest on events and decisions of others that may not be within our power to control. We do not believe that any of our current litigation will have a significant adverse effect on our consolidated financial position, results of operations or liquidity; however, if amounts paid at the resolution of litigation are in excess of recorded reserve amounts, the excess could be significant in relation to results of operations for that period. For further information, see Note 12.

Concentrations, Uncertainties and Other Risks

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (FDIC) insurance premiums. We have never experienced any losses related to these balances.

Revenues and accounts receivable - Financial instruments that potentially subject us to credit risk principally consist of receivables. Amounts owed to us by insurance companies account for a substantial portion of the receivables. This risk is limited due to the number of insurance companies comprising our customer base and their geographic dispersion. The risk is further limited by our ability to factor our receivables. For the nine months ended September 30, 2015 and 2014, no single customer represented more than 10% of revenues or non pre-approved accounts receivable, net. Our pre-approved accounts receivable as of September 30, 2015 are almost wholly represented by one insurance carrier. We are currently under a routine audit with this carrier. We have had experience with these audits with numerous other carriers in the past and they are considered a normal course of business. We have never had a material loss due to audit findings in the past. We do not expect any material losses when the aforementioned audit is concluded.

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

During the nine months ended September 30, 2015, revenues resulted from billings which were both pre-approved and not pre-approved. For the same period in 2014, nearly 100% of revenues consisted of billings which were not pre-approved, mainly related to workers’ compensation patients located throughout Southern California. Billings which were not pre-approved were billed at amounts in accordance with a state’s published fee schedule. Collections for these billings is typically negotiated at less than the amount billed and can take in excess of one year.

Marketing services - During the nine months ended September 30, 2015 and 2014, we retained two principal consultants in each period to market our products. For each period presented, nearly 100% of our net revenues resulted from the consultants’ marketing efforts, and fees for the two consultants represented nearly all of our selling and marketing expense. In January 2015, our consulting agreement with TPS expired and we replaced them by entering into a new marketing services agreement with another marketing consultant. In addition, in June 2015, we entered into a new services agreement with an existing consultant. See Note 6 for further information with respect to these two agreements.

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

Vendors - At September 30, 2015 and December 31, 2014, five suppliers provided in excess of 90% of our direct materials. Management does not believe the loss of any one of these suppliers would have a material impact on our consolidated financial statements.

Related Employees- The Company employs a number of relatives of our CEO Edward Kurtz. These employees are compensated in the normal course of business.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements

There are no other recently issued accounting pronouncements or standards updates that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

3. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2015	December 31, 2014
Gross non pre-approved accounts receivable (short term)	$7,914,459	$10,105,739
Pre-approved accounts receivable	3,432,783	29,004
Accounts recievable - current portion	11,347,242	10,134,743
Gross non-pre-approved accounts receivable (long term)	88,517,283	26,229,537
Less: allowance for doubtful accounts and contractual write-offs	(63,894,968)	(22,089,994)
Total accounts receivable net	$35,969,557	$14,274,286

Our accounts receivable consist of billings due from insurance companies, through various networks, for pharmaceutical products delivered to patients for prescriptions that are either pre-approved or not pre-approved. Pre-approved receivables are generally collected within 90 days. Non pre-approved receivables generally result in a small portion of which, between 5% and 15%, being collected within 90 days of billings while the remaining often have timelines of collection in excess of one year. We have historically sold a significant portion of these receivables, in tranches, to various factors on a non-recourse basis. We classify our non-preapproved receivables as current and long-term, and record an allowance for doubtful accounts and contractual write-offs, based on an analysis of historical collections and planned factoring activity. Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change in future periods and may result in adjustments to amounts originally recorded which could have an impact on operations and cash flows.

As mentioned above many of our non pre-approved receivables have historically been sold to factors on a non-recourse basis. Prior to funding, the factor performs due diligence testing on a sampling of accounts receivable to determine that the accounts meet its criteria for purchase. After funding, if it is determined that an account receivable does not meet the factor’s purchase criteria, we will exchange it for a different receivable and pursue collection of the one returned. If we do not have a different receivable to exchange with the factor, we would have to return the proceeds from the receivable returned. We have not had to return any proceeds to a factor.

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

During the three and nine months ended September 30, 2015 and 2014, our factoring activity has been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross billings receivables sold	$-	$40,227,075	$15,735,235	$94,876,495
Allowance for doubtful accounts and contractual write-offs	-	(21,722,621)	(8,969,084)	(51,223,307)
Interest expense for factored accounts receivable	-	(10,123,120)	(3,619,104)	(24,331,969)
Proceeds received from factors	$-	$8,381,334	$3,147,047	$19,321,219

4. Property and Equipment, Net

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

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Machinery and equipment	$151,372	$27,229
Computer equipment	100,292	31,473
Furniture and fixtures	20,158	3,997
Leasehold improvements	118,407	69,784
Subtotal	390,229	132,483
Less: accumulated depreciation	(98,043)	(52,940)
Property and equipment, net	$292,186	$79,543

Depreciation expense for the three and nine months ended September 30, 2015 and 2014 amounted to $23,280 and $4,796 and $45,103 and $9,294, respectively.

5. Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued legal	$10,000	$12,400
Accrued wages	322,810	175,070
Factor related accruals	243,318	211,832
Unearned income	390,887	217,031
Pre-approved receivables advances	1,809,445	-
Pre-merger liabilities	-	471,966
Total	$2,776,460	$1,088,299

Accrued liabilities includes all accruals that are not included in another financial statement line item. These are incurred in the normal course of business except those referred to below:

Pre-approved receivables advances are related to collateralized advances obtained from a single financing company. Under the agreement we obtained advances equal to 50% of the expected collections for certain pre-approved accounts receivables. For each rolling 30-day period we incur a service fee amount equal to 2.8% of each amount advanced from the date of such advance until such time as the advance is repaid. As of September 30, 2015 a total of $1,745,240 in advancements and $0 in repayments have occurred in conjunction with this agreement. Total accrued fees and interest as of September 30, 2015 are $64,205. Both the advancement amounts and accrued interest and fees are included in the amount above. These advances are currently in default of provisions of the agreement.

Pre-merger liabilities are those inherited from the Paws Pet’s company. These have been reclassified to discontinued operations during the third quarter 2015. Please see note 9.

6. Accrued Marketing

Accrued marketing expenses consist of the following:

	September 30, 2015	December 31, 2014
Accrued marketing fees for non pre-approved billings - FYE 2015	$5,909,806	$-
Accrued marketing fees for pre-approved billings - FYE 2015	1,654,937	-
Accrued marketing fees for non pre-approved billings - FYE 2014 and prior	5,641,697	5,896,197
	$13,206,440	$5,896,197

During the nine months ended September 30, 2015, we entered into consulting agreements with two third party marketing services and allowed a consulting agreement with our prior marketing service to expire. A number of factors were considered in the preparation of the agreements including insurance companies increasing discomfort with pay for performance contracts under certain circumstances. After significant review of what is quickly becoming industry standard and advice from pharmacy legal counsel, we determined that we should utilize a flat fee payment structure where compensation would otherwise be based on a large percentage of the value of referred business and a pay for performance structure where compensation is not a large percentage of referred business value.

Agreement with Products for Doctors – non pre-approved billings

On January 23, 2015, we entered into a Marketing Services Agreement with Products for Doctors (“P4D”) which has a term of approximately eighteen (18) months. Under the agreement, P4D will provide a variety of services including, but not limited to, direct marketing of our products to physicians, market research and consultations concerning new product opportunities, consultation regarding preparation of marketing materials and promotion of our products at conferences and seminars. These services related to the “non-preapproved billings” within the table above. As compensation for the services, we have agreed to pay P4D an amount equal to (a) for factored accounts resulting from P4D efforts - 13% of the gross billed amount and (b) for non-factored accounts resulting from P4D efforts – 37.5% of amounts collected. This compensation is similar to what we had previously paid to TPS.

Agreement with NHS Pharma Sales Inc. – pre-approved billings

On June 9, 2015, and as amended on June 30, 2015, we entered into a Services Agreement with NHS Pharma Sales Inc. (“NHS”). Under the agreement, which has a term of 15 months, NHS will provide a variety of consulting services including, but not limited to, billing services, insurance contract reviews and negotiations, due diligence for mergers and acquisitions, advice and assistance with desk and on-sight insurance audits, marketing, and the promotion of our products in areas in which we have viable pharmacy licenses. The agreement may be terminated by either party without cause upon giving the other party thirty (30) days’ written notice. As compensation for the services to be performed by NHS, we have agreed to pay NHS a flat fee totaling $120,000,000. The flat fee was determined using the estimated value of the services being provided which is in line with prior compensation paid to NHS under previous agreements. As of the date of this filing we have not received consideration from this agreement in line with what was expected upon the execution. In consideration of the matching principle we have accrued expense based upon the level of services we have received to date, and will most likely need to revise this agreement substantially prior to the stated termination date. Further, as discussed within Note 2 “Concentrations, Uncertainties and Other Risks” we have a significant amount of accounts receivables being withheld from a pre-approved billings payer. Until these funds are released we will not have funds to pay this marketer, and in turn do not expect any further new pre-approved billings until such event occurs. Due to the aforementioned considerations we do not expect pre-approved revenues for the remainder of fiscal year 2015 to be in line with prior periods.

7. Notes Payable and Accrued Interest

Notes payable and accrued interest consisted of the following at:

	September 30, 2015		December 31, 2014
	Principal	Accrued Interest	Principal	Accrued Interest
Non-related parties:
2007 - 2009 convertible notes	$315,000	$179,626	$315,000	$124,334
2010 profit sharing notes	175,000	527,012	175,000	527,012
2010 and 2011 secured bridge notes	439,275	95,793	449,275	86,945
2012 convertible promissory notes	1,981,450	878,310	2,288,250	706,384
Promissory notes	241,579	2,060	350,722	3,507
Convertible debentures	325,000	133,556	325,000	114,110
Subtotal non-related parties	3,477,304	1,816,357	3,903,247	1,562,292
Related parties:
Promissory notes	96,667	6,451	146,667	7,414
Convertible note	-	-	52,400	3,761
Subtotal related parties	96,667	6,451	199,067	11,175
Total	3,573,971	1,822,808	4,102,314	1,573,467
Current portion	(3,406,145)	(1,822,808)	(3,875,559)	(1,573,467)
Long-term portion	$167,826	$-	$226,755	$-

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

2010 Profit Sharing Notes

These Profit Sharing Notes were initially issued in 2010, have a term of four (4) years, and pay interest monthly at rates ranging from 0.25% to 1.5% of the cash receipts from certain prescription sales. These notes are collateralized by all receivables generated by sales of prescriptions from a certain pharmacy location that closed in 2012. At both September 30, 2015 and December 31, 2014, these 2010 Profit Sharing Notes are past-due and are reflected as current liabilities at each balance sheet date. There have been no demands for repayment or claims of default.

2010 and 2011 Secured Bridge Notes

These Secured Bridge Notes were initially issued in 2010 and 2011. They were to be repaid, in certain circumstances, at the time of a major funding from a specified funding source or, in other circumstances, no later than four (4) years from the date of the note. Certain of the notes accrue interest at one-time flat-rates ranging from 15% to 22.5% and others at an annual rate of 15% per annum. The notes are collateralized by all receivables generated by sales of prescriptions from a particular pharmacy location. During the nine months ended September 30, 2015, we repaid one of these notes with a face value of $10,000. At both September 30, 2015 and December 31, 2014, these 2010 and 2011 Secured Bridge Notes are reflected as current liabilities at each balance sheet date since they are either past-due or the funding from the funding source was never obtained.

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

During the nine months ended September 30, 2015, the following occurred with respect to the 2012 Convertible Promissory Notes:

●	On February 20, 2015, a note holder converted $18,000 of principle and accrued interest into 461,894 shares of our common stock in accordance with the provisions of the note.

●	On March 17, 2015, we entered into an agreement to settle a note with principal and interest totaling $148,125 for a one-time payment of $110,500. The note had been previously acquired from the original note holder by a related party. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $37,625 during the nine months ended September 30, 2015.

●	On June 15, 2015, we entered into an agreement to settle a note with principal and interest totaling $253,962 for scheduled payments over a nine month period totaling $224,000. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $29,962 during the nine months ended September 30, 2015. The remaining obligation was transferred to Settlement Liabilities.

At both September 30, 2015 and December 31, 2014, we were in default of the interest payments required under the 2012 Convertible Promissory notes. Therefore these notes are reflected as current liabilities at each balance sheet date presented.

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

On September 30, 2015, we entered into an agreement to settle a debenture with principal and interest totaling $141,074 in exchange for 6,500,000 shares of our Common Stock contingent upon the successful recoupment of 60,000,000 shares from our former CEO and Director (see summary of litigation within Note 12 below). No transfer of the principle or accrued interest to Settlement Liabilities has occurred as of September 30, 2015 due to the contingent nature of this agreement.

Related Party Promissory Note

On February 20, 2014, we issued an Unsecured Promissory Note for $96,667 to a company whose Managing Member is a shareholder. This note, which had a stated interest rate of 0.5% per month (6% per annum), was repayable in thirty (30) days. We issued a similar Unsecured Promissory Note for $50,000 to the same company on March 11, 2014. The second note contained the same interest rate as the first and was also payable in thirty (30) days. The notes were past due as of December 31, 2014. On February 24, 2015, we entered into a settlement agreement under which we agreed to repay the second note with principal and accrued interest totaling $52,877 for a payment of $50,000. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $2,877 during the nine months ended September 30, 2015. The February 20, 2014 note continues to be past due.

Related Party Convertible Note

On March 5, 2014, we issued a convertible note in the amount of $42,500 to a shareholder who is also a related party. The convertible note, which had a stated interest rate of 6% per annum, was to be repaid in April 2014 and became past due. At March 31, 2015 and December 31, 2014, the total principal amount outstanding for this note was $52,400. On April 10, 2015, we entered into a settlement agreement with the note holder under which we repaid this note, including all accrued interest, for a payment totaling $42,500. In connection with this repayment, we recorded a gain on extinguishment of debt in the amount of $14,359 during the nine months ended September 30, 2015.

8. Settlement Liabilities

Settlement liabilities consist of the following at:

	September 30, 2015	December 31, 2014
Myhill	$-	$70,000
C&C Professional	32,500	-
Andrew Warner	220,750	-
2012 convertible note holder	120,000	-
Total	$373,250	$70,000

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

C&C Professional

On March 19, 2015, we entered into a Settlement Agreement and Mutual Release with C&C Professional Consultants, Inc. (“C&C”) under which we agreed to pay $75,000 in scheduled payments in full satisfaction of an accrued marketing obligation to C&C recorded at $104,500. During the nine months ended September 30, 2015, we recorded a gain on extinguishment of debt in the amount of $29,500 in connection with this transaction.

Andrew Warner

On September 16, 2014, a former officer of the Company, Andrew Warner, filed a lawsuit against us in the Superior Court of California, Santa Clara (Case No. 114CV270653). In the lawsuit, Mr. Warner alleged that, prior to the Merger, former management breached an oral contract for management services performed by Mr. Warner, by not paying him certain monies for those services. In the complaint, he asked for damages of approximately $300,000.

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

2012 Convertible Note Holder

Please see footnote 7 for settlements related to notes payable.

9. Liabilities of Discontinued Operations

Liabilities of discontinued operations represent the liabilities of our interest in our subsidiary Pet Airways, Inc. and consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued airline leases	$360,679	$360,679
Other accrued liabilities	316,320	376,924
Amounts owed to credit card merchants	102,315	102,315
Unearned revenues	-	121,913
Total	$779,314	$961,831

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

We have endeavored to resolve our disputes with the former officers, including their fulfillment of their obligation to purchase the interest in Pet Airways, but to date have been unsuccessful. See Note 12 for further details. Because of the foregoing factors, we have continued to recognize these liabilities in the accompanying consolidated balance sheets.

During the three months ended September 30, 2015, we recorded a gain on extinguishment of debt of $399,243 consisting of write-offs of discontinued liabilities and other accruals that had been settled or have run their statutes of limitation per state laws.

10. Shareholders’ Equity

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

During the nine months ended September 30, 2015, we issued 461,894 common shares upon the conversion of a portion of a note holder’s 2012 Convertible Promissory Note. See Note 7. In addition, we issued 128,603,000 common shares upon conversion of Series D Shares and 52,970,000 common shares upon conversion of Series B Shares.

During the nine months ended September 30, 2014, we issued a total of 12,155,602 common shares to settle debt. These shares were issued under agreements made by previous management prior to the merger discussed in Note 1. 11,959,435 shares were issued in relation to convertible debentures. 196,197 shares were issued to a vendor for pre-merger services provided. The shares were valued at the market price of our stock on the date of issuance and we recorded a loss on extinguishment of debt of $8,788 for this transaction during the nine months ended September 30, 2014.

Preferred Stock

We are authorized to issue 10,000,000 shares of no par value preferred stock and have designated four (4) series of preferred stock. Refer to our Annual Report filed on Form 10-K for the year ended December 31, 2014 for a description of rights and preferences for each series of preferred stock.

Warrants

On September 30, 2015, we had outstanding warrants to purchase 41,149,989 of our common shares with various expiration dates through June 3, 2016 and are exercisable at various per share prices ranging from $0.01 to $1.02. The following table reflects warrant activity during the nine months ended September 30, 2015:

	Warrants for Common Shares	Weighted Average Exercise Price
Outstanding and exercisable as of December 31, 2014	43,424,989	$0.62
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(2,275,000)	0.81
Outstanding as of September 30, 2015	41,149,989	$0.61

Stock Incentive Plans

Under our 2010 Stock Incentive Plan (the “2010 Plan”), options to purchase 4,000,000 shares of our common stock had been approved and reserved for grants to employees, officers, directors and outside advisors at fair market value on the date of grant. At September 30, 2015, we had 367,000 option shares outstanding at an average exercise price of $0.16 per share and 3,633,000 option shares available for grant.

Under our 2012 Stock Incentive Plan (the “2012 Plan”), we had 10,000,000 common shares and shares underlying stock options approved and reserved for the issuance to employees, officers, directors and outside advisors. At September 30, 2015, the Company had issued 6,170,950 common shares under the 2012 Plan and have 3,829,050 common shares available for issuance.

11. Income (Loss) Per Share

Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share are as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for income (loss) per share:
Net income (loss attributable to common shareholders	$2,968,524	$449,701	$6,923,180	$(12,343,623)
Interest savings on convertible notes	115,085	82,079	361,674	-
Numerator for diluted income (loss) per share	$3,083,609	$531,780	$7,284,854	$(12,343,623)

Denominator for income (loss) per share:
Weighted average common shares	627,752,798	346,753,110	586,120,803	218,024,208
Weighted average preferred shares
Series D	203,774,576	477,820,489	227,358,088	-
Series B	591,539,783	689,057,500	586,120,803	-
Series C	400,000	8,921,739	400,000	-
Convertible notes	93,348,141	63,701,172	45,044,990	-
Warrants	130,757	233,044	183,355	-
less locked up shares not eligible for conversion	(116,946,055)	-	(45,228,039)	-
Less excess shares above total authorized	-	(186,487,054)	-	-
Denominator for diluted income (loss) per share	1,400,000,000	1,400,000,000	1,400,000,000	218,024,208

The following weighted-average shares of dilutive common share equivalents are not included in the computation of diluted income (loss) per share, because their conversion prices exceeded the average market price or their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Preferred shares
Series D	-	-	-	377,243,711
Series B	-	-	-	471,992,454
Series C	-	-	-	9,211,355
Convertible notes	-	-	-	24,411,738
Warrants	41,019,232	43,141,690	40,966,634	29,075,371
Options	367,000	367,000	367,000	246,011
Total anti-dilutive weighted average shares	41,386,232	43,508,690	41,333,634	912,180,640

Effective December 31, 2014, a holder of Series B Preferred stock agreed not to convert 16,000 of his Series B Preferred shares (the “Locked-Up Shares”) until April 1, 2016. Accordingly, the common stock equivalents for the Locked-Up Shares have been included in the tables shown above. If all dilutive securities had been exercised at September 30, 2015, excluding the Locked-Up Shares, the total number of common shares outstanding would be as follows:

September 30, 2015
Common Shares	633,924,157
Series D	203,733,000
Series B	585,410,000
Series C	400,000
Convertible notes	102,872,500
Warrants	41,149,989
Options	367,000
(less lockup)	(160,000,000)
Total potential shares	1,407,856,646

The total potential shares as described above are slightly in excess of our authorized amount of 1,400,000,000.

12. Commitments and Contingencies

Leases

Our facilities are leased and are located in Irvine, California under a rental agreements that expires on September 30, 2016. The rental agreement includes operating expenses such as common area maintenance, property taxes and insurance. Total rent expense, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations, was $89,490 and $55,155 during the nine months ended September 30, 2015 and 2014, respectively.

Litigation

Open Matters

Praxsyn v. Dan Wiesel and Alyssa Binder

On September 17, 2015, we filed a lawsuit against Dan Wiesel and Alysa Binder in San Francisco, CA (Case Number CGC-15-57999) for Fraud, conversion and various other actions including civil computer crimes, misappropriation of trade secrets, and breach of contract. We allege that the defendants misappropriated company assets and did not perform on their commitments, they misrepresented the status of the company and its pending litigation during due diligence and they misrepresented information as set forth in board minutes. Damages include reimbursement for assets taken, reimbursement for litigation (as further described below), attorney’s fees, rescission of stock, as well as specific performance to transfer assets. The Defendants are avoiding service and as such a motion for service via publication is being sought.

Trestles Pain Specialists

On March 11, 2015, we filed a lawsuit in the Superior Court of California, Orange County (Case No. 30-2015-00776389) against Trestles Pain Specialists, LLC (“TPS”), John Garbino and David Fish. We first alleged that TPS breached the terms of the consulting services agreement due to lack of performance by TPS of the agreed upon services. Second, we allege that we were fraudulently induced into entering into the consulting services agreement due to the misrepresentation made by Mr. Garbino that Mr. Fish, who has some unsettling issues that were of concern to us, was not an owner of TPS. Had we known that Mr. Fish did have a stake in TPS, we would not have entered into the consulting services agreement. We also have alleged additional causes of action for unfair business practices, breach of good faith and fair dealing, intentional interference of contract, intentional interference with prospective advantage, and conspiracy to defraud. On April 30, 2015, we amended the complaint to include actions against Ray Riley for tortious interference of contract. Presently, our litigation expert witness has valued the damages caused by defendants at over $20 Million.

TPS v. Mesa, Praxsyn, et al

TPS filed a lawsuit against Mesa/Praxsyn and a host of other codefendants in April of 2015 (30-2015-00781113-CU-BC-CJC) alleging 23 various causes of action. They have sued vendors, shareholders, officers and various individuals based on an iteration of facts that are largely disputed by us and all co-defendants. Praxsyn counsel believes this lawsuit to be largely baseless due to various writings and releases signed by John Garbino, a former director. We do not believe there is any new exposure to us under this suit, as the underlying claims are already reserved for in the Praxsyn v. Trestles Pain Specialists lawsuit.

MedCapGroup LLC

In May 2014, we were served with a complaint from MedCapGroup, LLC (“MedCap”) for breach of contract, breach of covenant of good faith and fair dealing, intentional misrepresentation, fraud in the inducement, and deceptive trade practices under a November 2012 Healthcare Accounts Receivable Purchase Agreement between Mesa and MedCap. MedCap alleged in its complaint that because we sell our accounts receivable based on dates of service, and not by patient, that only the original purchaser of a patient’s claims controls all payments and settlement negotiations with the insurer. As a result, MedCap alleged that we had misrepresented the collectability of certain accounts receivable they had purchased from us and that they had therefore been damaged. While we estimate we have significant defenses against MedCap’s complaint, we first filed a motion to dismiss based on improper venue. On July 30, 2014, our motion to dismiss was granted.

In November 2014, MedCap filed a complaint in the US District Court of Nevada similar to that discussed above. In December 2014, we counterclaimed against MedCap for intentional and negligent interference of contract based on their agency relationship with David Brown, the broker/collector retained by MedCap to collect on the accounts receivable they purchased. In addition, a third party complaint has been filed along with our answer to bring Mr. Brown into this litigation. As of this date, we cannot reasonably estimate a potential range of loss with respect to this matter; however, we believe we have significant defenses to this complaint, intend to defend it vigorously, and believe that no loss is probable.

Bellevue Holdings, Inc.

In March of 2015, a complaint was filed in the Federal court in Arizona (Case CV-15-00552-PHX-SRB) against us & a shareholder. The dispute is in regards to shares of stock & an alleged $30,000 promissory note. The parties are currently in the process of collectively entering into a settlement agreement. We believe that this matter will quickly be resolved.

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

Suburban Air Freight

On March 4, 2013, a judgment was entered against Pet Airways in District Court of Douglas County, Nebraska by Suburban Air Freight in the sum of $87,491 for services rendered, including statutory interest and attorneys’ fees. On July 7, 2015, we entered into a Settlement Agreement with Suburban Air Freight under which we agreed to pay them $87,491, which has been satisfied.

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

Other Commitments and Contingencies

HIPAA – The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted on August 21, 1996, to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information, and enforce standards for health information. Organizations are required to be in compliance with HIPAA provisions by April 2005. Effective August 2009, the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) was introduced imposing notification requirements in the event of certain security breaches relating to protected health information. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company continues to be in compliance with HIPAA as of September 30, 2015.

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

13. Subsequent Events

The following subsequent events have occurred since September 30, 2015:

Issued shares

Subsequent to September 30, 2015, a shareholder converted 750 shares of Series D Preferred into 750,000 shares of our common stock.

Accounts Receivable Factoring

Subsequent to September 30, 2015, we factored gross billing accounts receivable of $5,000,000 and received proceeds of $900,000.

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

Management’s Plan of Operations

In prior years, our business has been concentrated within the workers compensation market. Given the industry and the reimbursement environment of this market, our estimate of net realizable value of our billings is often substantially less than the gross billing we are allowed to charge. In addition, the collection of payments on receivables in this market may be delayed for a significant period depending on various factors. For the nine months ended September 30, 2015, as part of a program aimed at diversifying our business, our net revenues included $23.8 million of amounts that were pre-approved. These pre-approved billings are approved by insurance carriers before we fill the prescriptions and, once filled and delivered to the patient, are generally collected within 90 days. While Management believes that our new pre-approved business will greatly improve our operating performance, we understand that we will need additional financing to be able to implement our business plan. Further, due to market developments in relation to preapproved claims, we anticipate that revenues may decrease overall in the subsequent periods.

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

There have been no material changes during the nine months ended September 30, 2015 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K filed on April 15, 2015 for the year ended December 31, 2014.

Results of Operations

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Non pre-approved gross revenues	$50,181,504	$49,768,122	$413,382	$80,483,787	$119,541,157	$(39,057,370)
Less: estimated contractual and other adjustments	(35,098,438)	(26,874,786)	(8,223,652)	(52,060,810)	(64,264,544)	12,203,734
Non pre-approved net	15,083,066	22,893,336		28,422,977	55,276,613
Pre-approved gross revenues	5,342,163	-	5,342,163	23,776,507	-	23,776,507
Other revenue	3,572	2,553	1,019	55,376	81,548	(26,172)
Net revenues	$20,428,801	$22,895,889	$(2,467,088)	$52,254,860	$55,358,161	$(3,103,301)
Pre-approved as a percentage of net revenues	26.2%	0.0%		45.5%	0.0%
Non Pre-approved as a percentage of net revenues	73.8%	100.0%		54.4%	99.9%

Non pre-approved revenues increased significantly in the third quarter ($50M) compared to the first and second quarters ($30M combined) due to increased marketing efforts and expanding our number of doctors which prescribe our products. Revenues from our non pre-approved business during Q3 2015 were similar to our Q3 2014 results. Our pre-approved business was in line with prior quarter of 2015. Due to increased volume in our non pre-approved revenues, we do notcurrently have the internal staffing resources or capital to effectively collect the volumes being currently billed. In addition, due to the rapidly changing landscape regarding pressures on billings within our industry we have increased our reserve for estimated contractual and other adjustments for third quarter revenues. During the third quarter we recorded a 70% reserve on gross billings, recognizing approximately 30%. This change had a significant impact on our net non pre-approved revenues. We estimated the current period reserve using historical collection data and allocating a larger portion of billings to those in which we would have to shorten the negotiation period due to our limited collection staff.

Cost of Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Net revenues	$20,428,801	$22,895,889	$(2,467,088)	$52,254,860	$55,358,161	$(3,103,301)
Cost of net revenues	2,922,716	1,126,369	1,796,347	6,073,224	2,433,286	3,639,938
Total cost of sales as a percentage of revenues	14.3%	4.9%	9.4%	11.6%	4.4%	7.2%

Our cost of sales has increased overall during FYE 2015 due to the addition of our pre-approved line of business. While the pre-approved business is typically more profitable overall than the business which is not pre-approved, the cost of materials required in filling these prescriptions is higher. In addition, in the 2015 period, there was a higher percentage of labor in the cost of net revenues as we had hired additional temporary personnel in reaction to various regulatory requirements and in anticipation of increased volume during the remainder of the year.

Selling and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Selling and marketing - stock based	$-	$2,612,051	$(2,612,051)	$-	$11,391,301	$(11,391,301)
Selling and marketing - non stock based	10,004,476	6,445,120	3,559,356	25,652,358	17,743,206	7,909,152
Total sales and marketing	10,004,476	9,057,171	947,305	25,652,358	29,134,507	(3,482,149)
Total sales and marketing as a percentage of revenues	49.0%	39.6%	9.4%	49.1%	52.6%	-3.5%

Our selling and marketing expense results almost entirely from the services provided by our marketing services consultants. The non-stock-based expense was higher in 2015 than in 2014 as the cost of marketing services related to our pre-approved business is higher than similar costs related to our non-pre-approved business. The 2014 stock-based expense results from the issuance of Series D Preferred shares to TPS under our January 23, 2014 agreement.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
General and administrative - stock based	$-	$750	$(750)	$-	$101,518	$(101,518)
General and administrative - non stock based	2,096,075	793,896	1,302,179	4,513,137	2,275,305	2,237,832
Total general and administrative	2,096,075	794,646	1,301,429	4,513,137	2,376,823	2,136,314
Total general and administrative as a percentage of revenues	10.3%	3.5%	6.8%	8.6%	4.3%	4.3%

During FY 2015, we have employed more personnel for the same comparable periods in 2014. The increase in employees mainly resulted from public company requirements as well as increases in our production, billing and collection staffs. In addition, a number of our staff were given salary increases to accommodate for additional public company responsibilities and the anticipated increase in revenues. Higher legal costs were due to a greater level of litigation. Other expense increases resulted mainly from public company requirements.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Interest earned	$(51)	$-	$(51)	$(93)	$-	$(93)
Interest expense from notes payable	129,216	346,452	(217,236)	404,814	983,024	(578,210)
Interest expense from factoring	-	10,123,120	(10,123,120)	3,619,104	24,331,969	(20,712,865)
Interest expense from advances	64,206	-	64,206	64,206	-	64,206
Interest expense from other financing expenses	-	489,514	(489,514)	-	910,788	(910,788)
Interest expense net	193,371	10,959,086	(10,765,715)	4,088,031	26,225,781	(22,137,750)
Total interest expense as a percentage of revenues	0.9%	47.9%	-47.0%	7.8%	47.4%	-39.6%

Interest expense for the third quarter of 2015 resulted from interest on notes payable and advances on a small portion of pre-approved claims. The large reduction of interest expense from the prior year comparable periods is due to the lack of non-recourse factoring during FY 2015. We expect this trend to reverse in the 4th quarter 2015 due to expected factoring events. Interest resulting from notes payable has been reduced from previous comparable periods due to settlements of various notes during 2015.

Gain (Loss) on Extinguishment of Debt

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Debt modification/extinguishment	$399,243	$(230,087)	$629,330	$513,566	$(141,114)	$654,680

During the three months ended September 30, 2015, we recorded a gain on extinguishment of debt of $399,243 consisting of write-offs of discontinued liabilities and other accruals that had been settled or have run their statutes of limitation per state laws. During the three months ended September 30, 2014, the loss on extinguishment of debt of $230,087 consisted of a loss of $322,785 related to the modification of our 2007-2009 Convertible Notes, a loss of $8,788 related to the settlement of an account payable, all offset by gains totaling $99,886 in connection with the settlement of certain notes payable and other income of $1,600. During the nine months ended September 30, 2015, the gain on extinguishment of debt contained the aforementioned discontinued liabilities write-offs in addition to various settlements of notes payable and other obligations. For the comparable periods in 2014 the gain/loss on extinguishment represents settlements of notes payable.

Expenses Relating to Derivative Liability

During the three-month period ended September 30, 2014, we recorded an initial derivative liability of $2,484,719 in relation to our 2012 Convertible Notes Payable consisting of debt discount of $2,445,908, and a charge to earnings of $38,812. In addition, during the three months ended September 30, 2014, we amortized $368,127 of debt discount to interest expense and recorded an expense of $240,017 related to the change in fair market value of the derivative liability.

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

As of September 30, 2015, our principal source of liquidity is from collections from our pre-approved accounts receivable which result from the sale of our prescription products. During the nine months ended September 30, 2015, we received proceeds of approximately $3.1 million from factoring, collected slightly less than $2 million in non-preapproved receivables earned during the nine months, and collected in excess of $18 million against pre-approved receivables. At September 30, 2015 we had cash of approximately $654,000 and a working capital deficit of $16.5 million. This compares to the cash of $1.2 million and a working capital deficit of nearly $3.3 million as of December 31, 2014. The large change in working capital from December 31, 2014 is the result of $5.9 million in current income taxes payable and a larger portion our non-preapproved receivables being classified as long-term due to the lack of factoring during the second and third quarters. Due to the lack of factoring we have also taken certain remedial measures and a decrease in our overall staff levels.

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	(4,880,230)	(17,789,358)
Net cash (used in) provided by investing activities	(257,746)	447,725
Net cash provided by financing activities	4,570,144	17,897,390
Change in cash	$(567,832)	$555,757

Operating Activities

The change in non-cash items primarily includes warrant modification expense, gain (loss) on extinguishment of debt, stock issued for services rendered, loss on accounts receivables sold to factor, depreciation and amortization, amortization of debt discount, amortization of debt issuance costs, and deferred tax provision. The change in working capital is mainly related to increases in accounts receivable due to lack of factoring in the second and third quarters in 2015.

Investing Activities

Cash used in investing activities consists of capital expenditures, along with cash acquired in connection with the merger.

Financing Activities

Cash provided from the sale of accounts receivable to factors was $3,147,047 and $19,311,219 in 2015 and 2014, respectively. In addition, we had borrowings from related parties in 2014 and we made repayments on notes payable in both periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015 our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management has identified certain material weaknesses in our internal control over financial reporting.

Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of September 30, 2015:

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

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of September 30, 2015.

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

The information set forth in response to this Item 1 is incorporated by reference from Note 12 under the caption “Litigation” in the notes to consolidated financial statements in Item 1 of Part I of this Quarterly Report.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and thus not required to provide the information under this item.

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

Dated: November 16, 2015	PRAXSYN CORPORATION
(Registrant)

	By:	/s/ Edward Kurtz
Edward Kurtz
	Its:	Chief Executive Officer

	By:	/s/ Justin Cary
Justin Cary
	Its:	Chief Financial Officer

